Form 10-Q
period 1996-06-30
AUREAL SEMICONDUCTOR INC
filed 1996-08-02
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
 \X\

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
\ \

                      For the transition period from: to: .

                         Commission File Number 0-20684


                            AUREAL SEMICONDUCTOR INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                       94-3117385
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                              4245 TECHNOLOGY DRIVE
                                FREMONT, CA 94538
                    (Address of principal executive offices)
                            Telephone: (510) 252-4245

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X     No
                                          ---      ---

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes    X     No
                                          ---      ---

At August 1, 1996 38,899,173 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q, contains 13 pages.
                                              ----------------------

                            AUREAL SEMICONDUCTOR INC.

                                    FORM 10-Q

                                Table of Contents

                                                                                                               Page
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements..........................................................................  3
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations................................................................................... 10

PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings............................................................................. 13
         Item 5.  Other Information............................................................................. 13
         Item 6.  Exhibits and Reports on Form 8-K.............................................................. 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            AUREAL SEMICONDUCTOR INC.

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         The Interim Condensed Consolidated Financial Statements of Aureal Semiconductor Inc. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements at December 31, 1995 and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

         The preparation of financial statements in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter and two quarters ended June 30, 1996 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 29, 1996.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                             June 30,      December 31,
                                                                               1996           1995
                                                                               ----           ----
                                                                            (Unaudited)
ASSETS:
   Current assets:
       Cash and cash equivalents                                           $   1,475        $      22
       Restricted cash                                                            57              393
       Accounts receivable                                                       246               59
       Inventories                                                                38              178
       Prepaid expenses and other current assets                               1,004            1,115
                                                                           ---------        ---------
           Total current assets                                                2,820            1,767
   Property and equipment:
       Machinery and equipment                                                 2,222            1,961
       Furniture, fixtures and improvements                                      913              913
                                                                           ---------        ---------
                                                                               3,135            2,874
       Accumulated depreciation and amortization                              (2,136)          (1,813)
                                                                           ---------        ---------
           Net property and equipment                                            999            1,061

   Reorganization asset, less accumulated amortization
     of $9,846 in 1996 and $8,596 in 1995                                      3,750            5,000
   Other assets                                                                  267              120
                                                                           ---------        ---------
           Total assets                                                    $   7,836        $   7,948
                                                                           =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
       Accounts payable                                                    $     593        $     836
       Accrued compensation and benefits                                         527              448
       Restructuring obligations                                               1,040            2,146
       Other accrued liabilities                                               2,869            2,929
       Current portion of pre-petition claims                                    878              946
                                                                           ---------        ---------
           Total current liabilities                                           5,907            7,305

   TCW Credit Facility                                                         6,780           19,300
   Long-term portion of pre-petition claims and deferred obligations           4,826            5,176
                                                                           ---------        ---------
           Total liabilities                                                  17,513           31,781
                                                                           ---------        ---------

   Stockholders' equity (deficit):
       Common stock, $.001 par value
       Authorized shares - 100,000,000; Issued and outstanding
           shares - 38,898,888 in 1996, 20,000,000 in 1995                        39               20
       Additional paid-in capital                                            104,767           79,980
       Retained earnings (deficit)                                          (114,483)        (103,833)
                                                                           ---------        ---------
           Total stockholders' equity (deficit)                               (9,677)         (23,833)
                                                                           ---------        ---------

           Total liabilities and stockholders' (deficit)                   $   7,836        $   7,948
                                                                           =========        =========

                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Quarter Ended                  Two Quarters Ended
                                                                   -------------                  ------------------
                                                          June 30, 1996      July 2, 1995   June 30, 1996    July 2, 1995
                                                          -------------      ------------   -------------    ------------
                                                                    (unaudited)                         (unaudited)
Net sales                                                    $    511        $ 16,106        $  3,043         $ 39,968
Cost of sales                                                     123          18,050             242           45,996
                                                             --------        --------        --------         --------
Gross profit                                                      388          (1,944)          2,801           (6,028)

Operating expenses:
       Research and development                                 1,705           1,718           3,322            3,400
       Sales and marketing                                        255           4,757             405           11,288
       General and administrative                                 738           1,400           1,292            3,162
       Amortization of reorganization asset                       625           3,673           1,250            7,346
       Restructuring charges                                       --          53,626              --           53,626
       Write-off  of acquired research and development
            in progress                                         6,013              --           6,013               --
                                                             --------        --------        --------         --------

Total operating expenses                                        9,336          65,174          12,282           78,822
                                                             --------        --------        --------         --------

Operating loss                                                 (8,948)        (67,118)         (9,481)         (84,850)

       Interest income                                             72              85             137               93
       Interest expense                                          (718)           (917)         (1,503)          (1,650)
       Other income, net                                           16              23             197                3
                                                             --------        --------        --------         --------
Loss from operations before income taxes                       (9,578)        (67,927)        (10,650)         (86,404)

Provision for income taxes                                         --              --              --               --

Net loss                                                     $ (9,578)       $(67,927)       $(10,650)        $(86,404)
                                                             ========        ========        ========         ========

Net loss per share                                           $   (.30)       $  (3.40)       $   (.39)        $  (4.32)
                                                             ========        ========        ========         ========

Shares used in calculating per share amounts                   31,954          20,000          27,653           20,000
                                                             ========        ========        ========         ========




                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                                     Two Quarters Ended
                                                                                     ------------------
                                                                                June 30, 1996        July 2, 1995
                                                                                -------------        ------------
OPERATING ACTIVITIES                                                                      (unaudited)
Net loss from operations                                                            $(10,650)       $(86,404)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
     Restructuring charges                                                                --          53,626
     Depreciation and amortization                                                     1,573           8,810
     Write-off of acquired research and development in process                          6013              --
     Changes in operating assets and liabilities - net of assets acquired and liabilities assumed in 1996:
         Restricted cash used for purchase of inventory                                   --           1,610
         Accounts receivable                                                              29           7,665
         Inventories                                                                     214           5,357
         Prepaid expenses and other current assets                                       238           2,587
         Other assets                                                                     64             358
         Accounts payable                                                               (360)            660
         Accrued compensation and benefits, and
           other accrued liabilities                                                  (1,566)         (4,517)
                                                                                    --------        --------
Net cash used in operating activities                                                 (4,445)        (10,248)
                                                                                    --------        --------

INVESTING ACTIVITIES

Payment for acquisition of business, net of cash acquired                             (2,970)             --
Acquisition of property and equipment                                                   (213)           (266)
Proceeds from disposition of property and equipment                                       --             106
                                                                                    --------        --------
Net cash used in investing activities                                                 (3,183)           (160)
                                                                                    --------        --------

FINANCING ACTIVITIES

Proceeds from TCW Credit Facility                                                      1,883          10,900
Repayment on TCW Credit Facility                                                     (14,403)             --
Principal payments on pre-petition claims                                               (367)           (855)
Proceeds from issuance of common stock, net of issuance costs                         21,968              --
                                                                                    --------        --------
Net cash provided by financing activities                                              9,081          10,045
                                                                                    --------        --------

Net  increase (decrease) in cash and cash equivalents                                  1,453            (363)

Cash and cash equivalents at beginning of period                                          22             590
                                                                                    --------        --------
Cash and cash equivalents at end of period                                          $  1,475        $    227
                                                                                    ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                       $  2,144        $  1,085




                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   RECENT EVENTS

     The Company emerged from Chapter 11 bankruptcy protection in December 1994. At that time, it derived substantially all of its revenues from the design, development, and sale of multimedia add-in systems for personal computers marketed through electronics retailers and distributors.

     In August 1995, the Company announced that it was divesting its retail operations in order to concentrate solely on the development of advanced audio technologies and implement a business plan based on the sale of audio semiconductor solutions for the PC and other consumer electronics markets, as well as licensing related audio technologies. Given the Company's change in business plan, net revenues are not expected to be significant in 1996 as the Company completes development of its newest technologies and begins to market such products. The Company expects to incur operating losses through fiscal 1996, and there is no assurance that the Company will achieve profitability thereafter.

     In conjunction with the Company's change in business, it formally changed its name to Aureal Semiconductor Inc. at its Annual Stockholders Meeting in May 1996. Its new stock symbol on the OTC Bulletin Board is AURL.

     In February 1996, the Company reached a definitive agreement to sell the Media Vision brand name, related trade names and other assets of its previous retail business to a third party. The agreement transfers the retail customer service and technical support obligations to the buyer. It also provides a potential royalty stream on future retail products sold under the Media Vision trade name, and a commitment by the buyer to purchase products incorporating the Company's current advanced audio synthesis solutions for the PC audio market.

     In February and March 1996, the Company completed two separate $5 million private placement transactions with three existing shareholders. The $10 million infusion of capital represented the sale of 10 million shares of Common Stock.

     The Company, in May 1996, acquired 100% ownership of Crystal River Engineering, Inc., a privately held firm specializing in 3D audio technologies. The total recorded cost of the acquisition was $6.4 million. Aureal recorded a write-off in the current fiscal quarter of $6.0 million due to recognition that in-process research and development efforts associated with CRE's 3D audio technology had not reached technological feasibility with respect to the Company's product line at the date of acquisition.

     In June 1996, the Company completed another private placement of equity capital. This latest transaction, which included additional investments from the Company's three largest shareholders, provided proceeds of $12 million from the sale of 8.9 million shares of Common Stock. Proceeds of the offering were used to reduce the Company's outstanding borrowings under its line of credit with TCW, the largest shareholder of the Company. In conjunction with this latest equity funding, the total availability under the Company's line of credit was reduced from $22 million to $20 million.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The Interim Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter and two quarters ended June 30, 1996 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 29, 1996.

     Certain reclassifications have been made to the prior year's interim financial statements to conform to the 1996 presentation.

     Cash and Cash Equivalents

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are on deposit with one financial institution.

     Inventories

     Inventories are stated at the lower of cost or market value. Inventories at the balance sheet dates presented consisted entirely of finished goods.

     Revenue Recognition

     The Company's major sources of revenue consist of sales of proprietary design, advanced audio semiconductor chips and licensing of related audio technology. Revenue is recognized upon shipment for product sales. Revenue is recognized upon delivery of technology and upon contractual earnings points in licensing contracts. Allowances for sales returns and warranty costs on product sales are recorded at the time sales are recognized in accordance with SFAS 48.

     Loss Per Share

     Loss per share is based upon the weighted average common shares outstanding for the period.

     Amortization of Reorganization Asset

     At December 31, 1994, the Company was reorganized under Chapter 11 of the federal bankruptcy code. The reorganization value of the Company exceeded its net assets by $44.1 million, thus giving rise to an intangible asset recorded on the consolidated balance sheet of the Company ("Reorganization Asset"). The value of the Reorganization Asset was reduced in the second quarter of 1995 as the Company exited the retail products business. The net remaining Reorganization Asset of $5.0 million as of December 31, 1995 is being amortized over two years ($625,000 per quarter).

3.  ACQUISITION OF CRYSTAL RIVER ENGINEERING, INC.

     During May 1996, the Company acquired 100% ownership of Crystal River Engineering, Inc. ("CRE"), a privately held firm specializing in the development of 3D audio technologies. The acquisition was accomplished through a merger of CRE with a wholly owned subsidiary of the Company. As a result, CRE became a 100% owned subsidiary of the Company. The acquisition/merger consideration included approximately $2.9 million of cash purchase of stock, the exchange of stock options valued at $2.8 million and other cash considerations (both current and deferred) totaling approximately $0.6 million. The acquisition was recorded using purchase accounting. The fair value of CRE assets and liabilities at date of acquisition were recorded in the Company's consolidated financial statements. As part of the allocation of fair values, the Company recorded a non-recurring write-off of approximately $6.0 million in the current fiscal quarter due to recognition that in-process research and development efforts associated with CRE's 3D audio technology had not reached technological feasibility with respect to the

Company's product line at the date of acquisition. The Company does plan to incorporate the CRE 3D audio technology into a number of its future products.

Comparable pro-forma statements of operations for the year-to-date periods in both 1996 and 1995 assuming the acquisition had taken place at the beginning of each fiscal year are shown below.

                                  Year to Date
                        June 30, 1996     July 2, 1995
                        -------------     ------------
Revenues                 $   3,467        $  40,800
Costs and expenses          14,641          127,600
                         ---------        ---------
Net loss                 $ (11,174)       $ (86,800)
                         =========        =========
Net loss per share       $    (.40)       $   (4.34)
                         =========        =========


4.   INCOME TAXES

     The Company was not required to provide for income taxes in the first two fiscal quarters of 1996 or the entire fiscal year of 1995 due to its net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability.

     At December 31, 1995, the Company had available net operating loss carryforwards ("NOL's") of approximately $253 million to reduce future taxable income. The Company's ability to use NOL's originating in years prior to 1995 to offset future taxable income is subject to restrictions under the Internal Revenue Code of 1986 ("the Code"), as amended. The restrictions imposed under
Section 382 (l)(5) of the Code severely limit the Company's future use of its NOL's should the Company undergo a significant ownership change (as defined in the Code) prior to December 31, 1996. The Company does not believe that any recent or historical changes in stock ownership have resulted in an ownership change through the date of these financial statements.

5.   LINE OF CREDIT

     The Company maintains a line of credit, with a maturity date of March 31, 1998, with certain entities managed by TCW Special Credits, an affiliate of the TCW Group, Inc., ("TCW"). In conjunction with the private placement of equity finalized in June 1996, the line of credit was reduced from $22 million to $20 million. Borrowings under the facility are secured by all the assets of the Company. At August 1, 1996, $6.78 million was outstanding under the line. Additionally, as of August 1, 1996, TCW and affiliated entities controlled approximately 44% of the Company's outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995, CONTAINED IN FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, DEPENDENCE ON NEW TECHNOLOGY, FOUNDRY CAPACITY AVAILABILITY AND RELIABILITY; DEPENDENCE ON THE PC AND CONSUMER ELECTRONICS INDUSTRIES AND ON A SINGLE PRODUCT LINE; COMPETITION AND PRICING PRESSURES; AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     During 1995 and the first two quarters of 1996, a number of significant changes took place in the Company's business. Some of these events are detailed in Footnote 1 to the Interim Condensed Consolidated Financial Statements in Item 1 of this report. The company has exited its prior business of designing, developing, and selling PC multimedia upgrade kits in the retail marketplace, and is focusing all of its efforts on the development of advanced audio solutions (combination of semiconductor products and related software) for use in the PC and consumer electronics markets. This change in business was announced in early August 1995, with the transition taking place over the second half of 1995. Due to this change in business, the financial results of operations for the first two fiscal quarters of 1996 and 1995 are not considered comparable. While some comparative comments are included herein, the composition of the business varied greatly between the first halves of the years presented, as described above. Results of operations from past periods should not be considered indicative of future results.

RESULTS OF OPERATIONS

     Net Sales

     Net sales for the second quarter of 1996 totaled $511,000 compared to $2.5 million in the previous quarter. Revenues for both quarters consist primarily of technology licensing transactions. The Company has licensed some of its pre-existing legacy audio technology to third parties with the expectation that such technology will be incorporated into the third parties' semiconductor products. Such revenues, including up-front non-refundable engineering fees and per-unit royalties, are recognized as the technology is delivered and as the third parties report product sales, respectively. During the first quarter of 1996, in one case, an unlimited license was granted in exchange for a one-time, non-refundable payment of $2 million. In addition, the Company recognized sales of semiconductor products of pre-existing technology during both quarters.

     The Company does not anticipate significant revenues from either technology licensing or sales of semiconductor products in the third quarter of 1996. However, the Company is in discussions with a number of outside parties with respect to potential licensing of its audio technologies and sale of Aureal semiconductor products. Samples of some of the Company's new semiconductor products are anticipated to be available in the next quarter, with limited production available in the fourth quarter of 1996. There can be no assurance that the Company can complete development and arrange for successful manufacturing of these semiconductor products, nor that such products will be successful in the marketplace.

     Revenues in the first and second fiscal quarters of 1995 totaled $23.9 million and $16.1 million respectively, consisting primarily of PC multimedia upgrade kit sales.

     Gross Profit

     In the first and second quarters of 1996, gross margin totaled $2.4 million and $388,000, respectively. A significant percentage of the net sales for both quarters consisted of licensing revenues from the Company's pre-existing audio technologies. Virtually no current costs were directly associated with the licensing of the Company's pre-existing audio technology. Consequently, the gross profit for both quarters was near 100% for those revenues. Gross margins associated with sales of semiconductor products were approximately 50% in both quarters.

     A negative gross profit for the first two quarters of 1995 reflected the inability of the Company to obtain sufficient quantities of quad-speed CD-ROM drive products at acceptable cost and quality points to provide for a consistently marketable and profitable line of PC upgrade kits. The Company consumed a portion of its inventory of relatively high priced components for use in its retail kits. While conserving cash and reducing inventory, this practice reduced margins on kits sold.

     Research and Development

     Research and development expenditures in 1996 remained relatively constant at $1.62 million and $1.67 million in the first and second quarters, respectively ($3.29 million year-to -date). This compares with $3.4 million for the first half of 1995. With the elimination of the retail products business in mid-1995, and the focusing of resources on only the development of audio technologies, this level of expenditure has increased the spending on development of new audio technologies.

     Selling and Marketing

     Selling and marketing expenses increased from $150,000 in the first quarter of 1996 to $255,000 in the second quarter. Over the first half of the year, the Company has commenced its marketing and sales efforts, including increasing staffing of these functions within the Company, spending significant amounts of time with potential customers to identify specific applications for the Company's technologies, and finalizing product specifications for its initial products. Selling and marketing expenses are expected to increase as product introductions occur in future quarters.

     1995 sales and marketing expenses related to the domestic and international sales efforts in the retail PC products marketplace, which has been discontinued by the Company as discussed above.

     General and Administrative

     General and administrative expenses increased from $554,000 in the first quarter of 1996 to $738,000 in the second quarter. This reflects some staff increases related to the Company's new business. In addition, the Company is aggressively pursuing prosecution of pending patent applications related to its advanced audio technologies.

     General and administrative expenditures in the first half of 1995 related to the retail products business. With the announced restructuring of the Company at the close of the second quarter of 1995, these administrative costs were reduced over the second half of 1995 in line with the reduction in the overall size of the Company.

     Amortization of Reorganization Asset

     The Reorganization Asset originated pursuant to the Company's valuation upon its exit from bankruptcy on December 30, 1994 whereby the fair value of the Company exceeded its net assets by $44.1 million. The Reorganization Asset initially was being amortized over three years at the rate of $3.7 million per fiscal quarter. During the second quarter of 1995 it was determined that the Reorganization Asset could no longer be assured of recovery and a $30.5 million write-off was necessary (see Restructuring Charges below). The remaining asset value after the write-off is being amortized through 1997 at the rate of $625,000 per fiscal quarter.

     Restructuring Charges

     In the second quarter of 1995, the Company initiated a plan to divest itself of worldwide retail operations. In connection with this plan, the Company recorded a $53.6 million ($2.68 per share) restructuring charge to operations. The restructuring consisted of: (i) $30.5 million impairment to the Reorganization Asset; (ii) $15.0 million attributable to the write down to liquidation value of inventories and related purchase commitments for retail products and component parts; (iii) $6.0 million in write-offs primarily related to equipment; and (iv) $2.1 million in severance and other costs attributable to employees and facilities involved with the retail operation.

     Interest Income and Expense

     Interest income held steady for the first two quarters of 1996 with $72,000 in the second quarter and $65,000 in the first quarter. This consisted primarily of interest on funds received from the private placements of Common Stock in February and March of 1996. Terms of these private placement transactions placed certain restrictions on the Company's ability to use the proceeds to reduce the balance of the TCW Credit Facility. The invested cash balances declined during the second quarter as a result of cash used for operations as well as the cash utilized in the acquisition of CRE. Net proceeds of approximately $12 million from the June 1996 private placement transaction were utilized to reduce the outstanding balance under the TCW Credit Facility.

     Interest income of $93,000 for the first half of 1995 was primarily earned on certificates of deposit that collateralized the purchase of certain CD-ROM drives, a program since eliminated.

     Interest expense for the first half of both years consisted primarily of interest on the TCW Credit Facility at the rate of prime plus 5%. The TCW Credit Facility was a primary source of working capital during 1995. The equity funding totaling $22 million in the first half of 1996 was utilized to both fund current working capital needs and pay down the TCW Credit Facility. The reduction in the balance outstanding reduced interest expense in the second quarter of 1996 and is expected to reduce interest expense in the near future.

     Other Income, net

     During the first half of 1996, the Company recognized $197,000 of other income from a number of sources, including sales of fixed assets, recovery of property loss insurance proceeds, and miscellaneous other receipts. In 1995, similar sources yielded $3,000 net for the first half of the year.

     Income Taxes

     The Company was not required to provide for income taxes in the first two fiscal quarters of 1996 or the entire fiscal year of 1995 due to its net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability.



LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $1.45 million during the first two quarters of 1996. In addition to ongoing operations in the first half of the year, a number of significant transactions occurred affecting capital resources. The Company raised approximately $22 million from the sale of Common Stock; reduced outstanding debt by $12.9 million, and invested cash of $3.0 million in the purchase of CRE. In addition, the Company continues to reduce its liabilities associated with the 1995 restructuring.

     The Company believes that current cash on hand together with the $20 million TCW Credit Facility, of which $13.2 million was available for borrowings as of August 1, 1996, will provide adequate financial resources to sustain its business for the next twelve months. The Company may be required to seek additional financing to expand its business unless revenues increase to a level sufficient to generate positive cash flow. There can be no assurance that the Company will be able to attain such revenue levels or generate positive cash flows in the future or to obtain such financing on favorable terms, if at all.

PART II.  OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

     Subsequent to the end of the second quarter of 1996, the Company received correspondence from Yamaha Corporation asserting that the Company's FM synthesis semiconductor device may infringe on a number of Yamaha's patents. The Company has requested more specific information regarding Yamaha's assertions, however it does not believe that its FM synthesis device infringes upon any of Yamaha's patents. Yamaha has aggressively brought patent infringement actions against other companies which have developed replacement FM synthesis devices. There can be no assurance that Yamaha will not seek litigation against the Company.

     See Item 3 of Company's 1995 Annual Report on Form 10-K.


ITEM 5.       OTHER INFORMATION

     The Company filed a registration statement on Form S-3, dated April 22, 1996 for a shelf registration of 27,682,716 shares of the Company's common stock. On June 17, 1996, the Company filed an amendment to this registration statement increasing the number of shares to be registered by 8,888,888 shares. These shares were sold by the Company in its June 1996 private placement. This registration statement was declared effective on June 27, 1996.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (b)      Reports on Form 8-K:
                      (1) The Company filed a report on Form 8-K dated April 18, 1996 disclosing the completion of two private placements of equity capital. The funding from the two transactions totaled $10 million.
                  (2) The Company filed a report on Form 8-K dated May 22, 1996 disclosing that the company had entered into an agreement to purchase 100% of the outstanding equity of Crystal River Engineering, a firm specializing in 3D audio technology.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            AUREAL SEMICONDUCTOR INC.




Date:    August 1, 1996                          By:   /s/Kenneth A. Kokinakis
                                                       -------------------------
                                                       Kenneth A. Kokinakis
                                                       President and Chief
                                                       Executive Officer


Date:    August 1, 1996                          By:   /s/David J. Domeier
                                                       -------------------------
                                                      David J. Domeier
                                                      Vice President of Finance
                                                      Chief Financial Officer