Form 10-Q/A
period 1996-06-30
AUREAL SEMICONDUCTOR INC
filed 1996-10-03
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended June 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from: _________ to: ________

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

                   4245 TECHNOLOGY DRIVE, FREMONT, CA 94538
                   (Address of Principal Executive Offices)

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


                 This report on Form 10-Q/A contains 3 pages.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         In the original 10-Q filing for the quarter ended June 30, 1996, dated August 1, 1996, the Finnancial Data Schedule as required by Item 601(c) of Regulation S-K, as part of the EDGAR filing process, was inadventently omitted. The Financial Data Schedule is filed herewith to complete the 10-Q filing.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AUREAL SEMICONDUCTOR INC.


Date:  October 3, 1996                By: /s/ Kenneth A. Kokinakis
                                              Kenneth A. Kokinakis
                                              President and Chief
                                              Executive Officer


Date:  October 3, 1996                By: /s/ David J. Domeier
                                              David J. Domeier
                                              Vice President of Finance
                                              Chief Financial Officer