Form 10-Q
period 1996-10-24
AUREAL SEMICONDUCTOR INC
filed 1996-11-12
CIK 892433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

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

                                 (510) 252-4245
                                   (Telephone)

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

At November 5, 1996, 39,133,010 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q, (including exhibits) contains 45 pages. The exhibit index is located on page 16.

                            AUREAL SEMICONDUCTOR INC.

                                    FORM 10-Q

                                Table of Contents

                                                                                                       Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements................................................................... 3
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations........................................................................... 10

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................... 14
         Item 5.  Other Information..................................................................... 15
         Item 6.  Exhibits and Reports on Form 8-K...................................................... 15

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AUREAL SEMICONDUCTOR INC.

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         The Interim Condensed Consolidated Financial Statements of Aureal Semiconductor Inc. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements at December 31, 1995 and the notes thereto included in the Company's 1995 Annual Report on Form 10-K .

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

         The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter and three quarters ended September 29, 1996 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 29, 1996.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)



                                                                           September 29,      December 31,
                                                                               1996               1995
                                                                           ------------       ------------
                                                                           (Unaudited)
ASSETS:
   Current assets:
       Cash and cash equivalents                                           $      85        $      22
       Restricted cash                                                            --              393
       Accounts receivable                                                       127               59
       Inventories                                                               107              178
       Prepaid expenses and other current assets                                 280            1,115
                                                                           ---------        ---------
           Total current assets                                                  599            1,767
   Property and equipment:
       Machinery and equipment                                                 2,281            1,961
       Furniture, fixtures and improvements                                      915              913
                                                                           ---------        ---------
                                                                               3,196            2,874
       Accumulated depreciation and amortization                              (2,327)          (1,813)
                                                                           ---------        ---------
           Net property and equipment                                            869            1,061

   Reorganization asset, less accumulated amortization

     of $10,471 in 1996 and $8,596 in 1995                                     3,125            5,000
   Other assets                                                                  176              120
                                                                           ---------        ---------
       Total assets                                                        $   4,769        $   7,948
                                                                           =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:

       Accounts payable                                                    $     665        $     836
       Accrued compensation and benefits                                         578              448
       Restructuring obligations                                                 892            2,146
       Other accrued liabilities                                               2,820            2,929
       Current portion of pre-petition claims                                    818              946
                                                                           ---------        ---------
           Total current liabilities                                           5,773            7,305

   TCW Credit Facility                                                         7,105           19,300
   Long-term portion of pre-petition claims and deferred obligations           4,701            5,176
                                                                           ---------        ---------
           Total liabilities                                                  17,579           31,781
                                                                           ---------        ---------

   Stockholders' equity (deficit):
       Common stock, $0.001 par value

       Authorized shares - 100,000,000; Issued and outstanding
           shares - 39,129,796 in 1996, 20,000,000 in 1995                        39               20
       Additional paid-in capital                                            104,933           79,980
       Accumulated deficit                                                  (117,782)        (103,833)
                                                                           ---------        ---------
           Total stockholders' (deficit)                                     (12,810)         (23,833)
                                                                           ---------        ---------

       Total liabilities and stockholders' (deficit)                       $   4,769        $   7,948
                                                                           =========        =========


                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Quarter Ended                 Three Quarters Ended
                                                                   -------------                 --------------------
                                                          September 29,       October 1,      September 29,     October 1,
                                                              1996               1995             1996              1995
                                                          -------------       ----------      -------------     ----------
                                                                    (unaudited)                       (unaudited)
Net sales                                                   $     237        $   7,292        $   3,280         $  47,260
Cost of sales                                                      44            7,324              286            53,320
                                                            ---------        ---------        ---------         ---------
Gross margin                                                      193              (32)           2,994            (6,060)

Operating expenses:

       Research and development                                 1,521            1,626            4,843             5,026
       Sales and marketing                                        880            1,794            1,285            13,082
       General and administrative                                 502              863            1,794             4,025
       Amortization of reorganization asset                       625              625            1,875             7,971
       Restructuring charges                                       --            8,000               --            61,626
       Write-off of acquired research and development
          in progress                                              --               --            6,013                --
                                                            ---------        ---------        ---------         ---------
Total operating expenses                                        3,528           12,908           15,810            91,730


Operating loss                                                 (3,335)         (12,940)         (12,816)          (97,790)

       Interest expense                                          (342)            (721)          (1,845)           (2,371)
       Interest income                                             16               41              154               134
       Other income (expense)                                     362              (27)             558               (24)
                                                            ---------        ---------        ---------         ---------
Loss from operations before income taxes                       (3,299)         (13,647)         (13,949)         (100,051)

Provision for income taxes                                         --               --               --                --

Net loss                                                    $  (3,299)       $ (13,647)       $ (13,949)        $(100,051)
                                                            =========        =========        =========         =========

Net loss per share                                          $   (0.08)       $   (0.68)       $   (0.44)        $   (5.00)
                                                            =========        =========        =========         =========

Shares used in calculating per share amounts                   38,930           20,000           31,412            20,000



                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                           Three Quarters Ended
                                                                                           --------------------
                                                                                 September 29,              October 1,
                                                                                    1996                       1995
                                                                                 -------------              ----------
OPERATING ACTIVITIES                                                                            (unaudited)
Net loss from continuing operations                                                 $ (13,949)               $(100,051)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
     Restructuring charges                                                                 --                   61,626
     Depreciation and amortization                                                      2,388                    9,787
     Write-off of acquired research and development in process                          6,013                       --
     Changes in operating assets and liabilities - net of assets acquired and liabilities assumed in 1996:

         Restricted cash used for purchase of inventory                                    --                    2,838
         Accounts receivable                                                              148                   13,387
         Inventories                                                                      145                    8,980
         Prepaid expenses and other current assets                                      1,019                    3,011
         Other assets                                                                     155                      492
         Accounts payable                                                                (288)                    (953)
         Accrued compensation and benefits, and
           other accrued liabilities                                                   (1,712)                  (7,685)
                                                                                    ---------                ---------
Net cash used in operating activities                                                  (6,081)                  (8,568)

INVESTING ACTIVITIES

Payment for acquisition of business, net of cash acquired                              (2,970)                      --
Acquisition of property and equipment                                                    (273)                    (277)
Proceeds from disposition of property and equipment                                        --                      290
                                                                                    ---------                ---------
Net cash provided by (used in) investing activities                                    (3,243)                      13

FINANCING ACTIVITIES

Proceeds from TCW Credit Facility                                                       2,733                    9,805
Repayment of TCW Credit Facility                                                      (14,928)                      --
Principal payments on pre-petition claims                                                (552)                  (1,542)
Proceeds from issuance of common stock, net of issuance costs                          22,134                       --
                                                                                    ---------                ---------
Net cash provided by financing activities                                               9,387                    8,263

Net increase (decrease) in cash and cash equivalents                                       63                     (292)

Cash and cash equivalents at beginning of period                                           22                      590
                                                                                    ---------                ---------
Cash and cash equivalents at end of period                                          $      85                $     298
                                                                                    =========                =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                                       $   2,163                $     653


                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   RECENT EVENTS

     The Company emerged from Chapter 11 bankruptcy protection in December 1994. At that time, it derived substantially all of its revenues from the design, development and sale of multimedia add-in systems for PC's marketed through electronics retailers and distributors.

     In August 1995, the Company announced that it was divesting its multimedia components business to implement a business plan based on the development and sale of software and semiconductor solutions providing advanced audio for the PC and consumer electronics markets. Given the Company's change in business plan, revenues are not expected to be significant in 1996 as the Company completes development of its newest audio technologies and begins to market such products. The Company expects to incur operating losses at least through fiscal 1996, and there is no assurance that the Company will achieve profitability thereafter.

     During the first quarter of 1996, the Company sold the Media Vision brand name, related trade names and other assets of its previous retail business to a third party. The sales agreement transferred the retail customer service and technical support obligations to the buyer. It also provides for a potential royalty stream on future sales made under the Media Vision brand name, and a commitment by the buyer to purchase products incorporating the Company's current advanced audio solutions for the PC audio market.

     In conjunction with the Company's change in business, it formally changed its name to Aureal Semiconductor Inc. at its Annual Stockholders' Meeting in May 1996. Its stock symbol on the OTC Bulletin Board is AURL.

     In three transactions from February through June 1996, the Company completed the private sale of 18.9 million shares of common stock for $22 million. The proceeds from the sale of this common stock has been used for working capital, to pay down the existing TCW Credit Facility and to partially fund the acquisition of Crystal River Engineering, Inc. (see below). In conjunction with this equity infusion, the total availability under the Company's line of credit was reduced from $22 million to $20 million.

     The Company, in May 1996, acquired 100% ownership of Crystal River Engineering, Inc. ("CRE"), a privately held firm specializing in 3D audio technology development. The total recorded cost of the acquisition was $6.4 million. Aureal recorded, in the second quarter, a write-off of $6.0 million due to the recognition that in-process research and development efforts associated with CRE's 3D audio technology had not reached technological feasibility with respect to the Company's product line at the date of acquisition.

     In early September 1996, the Company introduced Aureal 3D, the first interactive 3D audio solution for implementation in both the PC and consumer home theater applications. The introduction included announcement of 3D technology licensing agreements with Diamond Multimedia and Oak Technology. Also in September, the Company announced the VSP901 Dolby(R) Pro Logic(R) Surround Processor, an Aureal proprietary semiconductor designed to produce a complete Dolby surround sound solution utilizing only two speakers.

     Also in September 1996, CRE was awarded a Small Business Innovative Research (SBIR) Program Phase II contract by the Office of Naval Research. The initial award of $250,000 is subject to increase in two further segments expected to be received in the near future, pending appropriation of funding. Anticipating the exercise of the further options by the Navy, the contract can total $613,000. Receipt of actual payments will follow specific milestone achievements, as set forth in the contract.

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

     The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the quarter and three quarters ended September 29, 1996 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 29, 1996.

     Certain reclassifications have been made to the prior year's interim financial statements to conform to the 1996 presentation.

     Cash and Cash Equivalents

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are on deposit with one financial institution.

     Inventories

     Inventories, which consist predominantly of finished goods at both balance sheet dates presented, are stated at the lower of cost or market value.

     Revenue Recognition

     The Company's major sources of revenue consist of sales of proprietary design, advanced audio semiconductor chips, licensing of related audio technology and sales of PC hardware and software for utilization of the audio technology. Revenue is recognized upon shipment for product sales. With respect to licensing transactions, revenue is recognized upon delivery of certain technologies for development fees, and upon reported sales of licensed units for royalties.

     Loss Per Share

     Loss per share is based upon the weighted average common shares outstanding for the period. No stock option information is incorporated into the calculation as, due to the net loss, any affect would be anti-dilutive.

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

3.    ACQUISITION OF CRYSTAL RIVER ENGINEERING, INC. ("CRE")

     During the second quarter of 1996, the Company acquired 100% ownership of CRE, a privately held firm specializing in the development of 3D audio technologies. The acquisition consideration included purchase of stock totaling approximately $2.9 million, the exchange of stock options valued at $2.8 million and other cash considerations (both current and deferred) totaling approximately $0.6 million. The acquisition was recorded using purchase accounting. The fair value of CRE assets and liabilities at the date of acquisition were recorded in the Company's consolidated financial statements. As part of the allocation of fair values, the Company recorded a non-recurring write-off of approximately $6.0 million in the second quarter due to recognition that in-process research and development efforts associated with CRE's 3D audio technology had not reached technological feasibility with respect to the Company's product line at the date of acquisition. The Company plans to incorporate the CRE 3D audio technology into a number of its future products.

Comparable pro-forma statements of operations for the year-to-date periods in both 1996 and 1995 assuming the acquisition had taken place at the beginning of each fiscal year are shown below.

                                                      Year to Date
                                            September 29,     October 1,
                                                1996             1995
                                                ----             ----
Revenues                                    $   3,704        $  48,662
Costs and expenses                             18,313          149,446
                                            ---------        ---------
Net loss                                    $ (14,609)       $(100,784)
                                            =========        =========



Net loss per share                          $   (0.47)       $   (5.04)
                                            =========        =========



4.   INCOME TAXES

         The Company was not required to provide for income taxes in the first three fiscal quarters of 1996 or the entire fiscal year of 1995 due to its net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability.

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

5.   LINE OF CREDIT

     The Company maintains a line of credit, with a maturity date of March 31, 1998, with certain entities managed by TCW Special Credits, an affiliate of the TCW Group, Inc., ("TCW"). In conjunction with the private placement of equity finalized in June 1996, the line of credit was reduced from $22 million to $20 million. Borrowings under the facility are secured by all the assets of the Company. At November 5, 1996, $8.3 million was outstanding under the line. Additionally, as of November 5, 1996, TCW and affiliated entities controlled approximately 44% of the Company's outstanding common stock.

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

         FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, DEPENDENCE ON NEW TECHNOLOGY, FOUNDRY CAPACITY AVAILABILITY AND RELIABILITY; DEPENDENCE ON THE PC AND CONSUMER ELECTRONICS INDUSTRIES AND ON A PRODUCT LINE BASED ON A NEW TECHNOLOGY; COMPETITION AND PRICING PRESSURES; AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     During 1995 and the first three quarters of 1996, a number of significant changes took place in the Company's business (see Note 1 to the Interim Condensed Consolidated Financial Statements in Item 1). The company has exited its prior business of designing, developing, and selling PC multimedia upgrade kits in the retail marketplace, and is focusing all of its efforts on the development of advanced audio solutions (combination of semiconductor products and related software) for use in the PC and consumer electronics markets. This change in business was announced in August 1995, with the transition taking place over the second half of 1995. Due to this change in business, the financial results of operations for the first three fiscal quarters of 1996 and 1995 are not considered comparable. While some comparative comments are included herein, the composition of the business varied greatly between the periods in the years presented, as described above.

     The audio semiconductor industry is extremely competitive, and is characterized by rapid technological change, evolving industry standards, changing market conditions and frequent new product introductions and enhancements. The introduction of products embodying new technologies or standards can render existing products or products under development obsolete or unmarketable. Many of the Company's competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. Accordingly, the Company's success in implementing its strategy to focus on the audio semiconductor business will depend in large part on its ability to anticipate industry changes and to develop and introduce new products on a timely basis. Development and customer acceptance of new products is inherently uncertain, and there can be no assurance that the Company will successfully complete the development of its advanced audio solutions on a timely basis or that such products will be commercially successful.

RESULTS OF OPERATIONS

     Net Sales

     Net sales for the third quarter of 1996 totaled $237,000 comprised primarily of sales of CRE's "Accoustetron II", a stand-alone sound system offering Aureal 3D interactive three dimensional sound for real-time graphics workstations. Year-to-date revenues of $3.3 million consist primarily of technology licensing transactions along with sales of semiconductor products of pre-existing technology in the first two fiscal quarters. In addition to licenses for Aureal's pre-existing legacy audio technology, which account for virtually all of the licensing revenues to date, the Company has entered into 3D audio technology ("Aureal A3D") licenses with Diamond Multimedia and Oak Technology, companies which are anticipated to utilize the technology in the PC marketplace.

     As indicated in earlier quarterly filings, the Company has not anticipated significant revenues in 1996. The Company's primary goal for the second half of 1996 has been to generate significant visibility for Aureal's technology in both the PC and home electronic entertainment markets. Important steps toward this goal have been taken with the September announcements of Aureal 3D ("A3D") technology and the VSP901 semiconductor chip. The Company anticipates making the VSP901 available to customers in the first quarter of 1997.

Revenues will not be recognized until finished products are shipped to customers. There can be no assurance that the Company can complete development and arrange for the successful manufacturing of these semiconductor products, nor that such products will be successful in the marketplace.

     Revenues in the third quarter and first three quarters of 1995 were $7.3 million and $47.3 million respectively, consisting primarily of PC multimedia upgrade kit sales prior to the termination of that business in the second half of 1995.

     Gross Margin

     Gross margin for the third quarter and first three quarters of 1996 were $193,000 and $3.0 million respectively. A significant percentage of net sales for the three quarters consisted of licensing revenues from the Company's pre-existing audio technologies. Virtually no current costs were directly associated with the licensing of the Company's pre-existing audio technology. Consequently, the gross profit was near 100% for those revenues. Gross margins associated with sales of semiconductor products were approximately 50% for the year to date.

     Negative gross margin for the year to date in 1995 reflects the negative market conditions for the Company as it struggled in the retail PC upgrade marketplace, until the August 1995 announcement that it was exiting that business. A virtually break-even gross margin for the third quarter resulted from a second quarter write-down of all inventories to liquidation value as the Company terminated its retail business.

     Research and Development

     Research and development expenditures remained relatively constant at $1.52 million in third quarter of 1996, as compared to $1.62 million and $1.70 million in the first and second quarters of the year. The research and development efforts are expected to continue at current levels, or increase as work on audio technologies and enhancements continue.

     Year to date expense comparisons ($4.8 million in 1996 versus $5.0 million in 1995) reflect increased focus on only audio R&D efforts in 1996. With the elimination of efforts in non-audio areas, the actual spending on audio technology efforts has increased in 1996.

     Selling and Marketing

     Selling and marketing expenditures have increased each quarter in 1996 as the Company moves closer to releasing products for sale. Increases included additions to staffing as well as incremental travel costs due to increased contact with potential domestic and international customers. Specific product designs as well as reference designs to utilize Aureal semiconductor technologies for customer products have been developed and are currently being demonstrated to a number of major home entertainment and PC peripheral manufacturers.

     1995 sales and marketing expenses related to the domestic and international efforts in the retail PC upgrade kit marketplace. Those efforts were reduced in the third quarter of 1995 and eliminated by year-end 1995.

     General and Administrative

     General and administrative expenditures of $502,000 and $1.8 million for the third quarter and three quarters respectively, of 1996, reflect continued cost containment efforts in the administrative functions. Legal costs, noted as increased in the second quarter of 1996 for prosecution of pending patent applications, were lower in the third quarter. General and administrative costs are anticipated to increase in support of the Company's activities as product shipments commence.

     As with other cost categories above, general and administrative costs in 1995 supported the retail products organization. With the change in business in late 1995, these costs were reduced in line with the overall size of the Company.

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

     Restructuring Charges

     During 1995, the Company announced a plan to divest its worldwide retail operations and provided a $61.6 million restructuring provision to reflect a writedown of assets and record incremental costs. This provision was included as a component of operating expenses for the second and third quarters of 1995 totaling $53.6 million and $8.0 million respectively.

     Interest Expense

     Interest expense for the three quarters of both years consisted primarily of interest on the TCW Credit Facility at the rate of prime plus 5%. The TCW Credit Facility was a primary source of working capital during 1995. Equity funding totaling $22 million in the first half of 1996 was utilized to both fund current working capital needs and pay down the TCW Credit Facility. The reduction in the debt balance outstanding reduced interest expense in the second and third quarters of 1996. The balance on the TCW Credit Facility is expected to increase over future fiscal quarters as it is utilized as a source of working capital.

     Interest and Other Income

     Interest income of $16,000 declined in the third quarter of 1996 from the prior two quarters ($65,000 in the first quarter and $72,000 in the second quarter). Virtually all the interest income was generated on funds received from the private placement of common stock in February and March of 1996. Terms of these transactions placed certain restrictions on the Company's ability to use the proceeds to reduce the outstanding balance on the TCW Credit Facility. The invested cash declined during the second and third quarters as it was utilized for ongoing operations costs as well as in the acquisition of CRE. With cash balances at a minimum at the end of the third quarter, future interest income is not expected to be significant.

     The Company has recognized $558,000 of other income in 1996 from a number of sources, including receipt of prior year VAT refunds and other old business sources (together totaling approximately $298,000 in the third quarter in excess of previously recorded amounts), recovery of property loss insurance proceeds, and miscellaneous other receipts.

     Interest income for 1995 was earned primarily on certificates of deposit utilized to collateralize the purchase of certain inventory items, a program terminated in the third quarter of that year.

     Income Taxes

     The Company was not required to provide for income taxes in the first three fiscal quarters of 1996 or the entire fiscal year of 1995 due to its net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents have remained essentially flat (net increase of $63,000) over the first three fiscal quarters of 1996. In addition to ongoing operations during this period, a number of significant transactions occurred affecting capital resources. The Company raised approximately $22 million from the sale of its common stock, reduced outstanding debt by $12.7 million and invested cash of $3.0 million in the acquisition of CRE. In addition, the Company continues to reduce its liabilities associated with the 1995 restructuring.

     The Company believes that current cash on hand together with the $20 million TCW Credit Facility, of which $11.7 million was available for borrowings as of November 5, 1996, will provide adequate financial resources to sustain its business for the next twelve months. The Company may be required to seek additional financing to expand its business unless revenues increase to a level sufficient to generate positive cash flow. There can be no assurance that the Company will be able to attain such revenue levels or generate positive cash flows in the future or to obtain such financing on favorable terms, if at all.

RISK FACTORS

     In evaluating the Company's business, the following factors should be considered in addition to the other information in this Form 10-Q.

     Pre-revenue Stage Company

     The Company is a pre-revenue stage operation relative to its primary product line and has generated only minimal revenues since its transition to an audio technology firm. As discussed above, the Company has made progress toward development and marketing of its technologies and specific products, but there is no assurance that the Company will be successful in its efforts to complete development of its products or to commercialize its products or generate positive cash flow from anticipated product sales.

     Emerging Technology - Product Concentration

     The primary technology for the Company's anticipated products is new and emerging in the marketplace. The Company is working to set standards for Audio 3D in both the PC and home entertainment markets. There is no assurance that the markets will develop and recognize the value of the Company's products, or that such events will occur over a time period to allow the Company to successfully participate in the markets' anticipated growth.

     In addition, the Company is seeking to compete in an area of rapid technological change and potentially short product life cycles. The Company must develop, market and sell products in timeframes appropriate to the marketplace. The Company expects that potential competition may come from companies who have financial and other resources significantly greater than those of the Company.

     Need for Foundry Access

     The Company is a "fabless semiconductor firm" which depends on outside manufacturing resources for production of its semiconductor products. As such, the Company places a high value on maintaining strong relationships with potential manufacturing sources. Such foundry relationships can take many forms, and the company is constantly exploring the expansion of existing relationships. The Company believes it currently has access to sufficient foundry capacity to provide manufacturing resources for its currently anticipated products. This capacity is subject to overall industry demand as well as individual factors which can impact any specific manufacturer's ability or intention to provide product manufacturing resources to the Company. There is no assurance that the Company can continue to obtain sufficient foundry capacity, or maintain such capacity at acceptable costs.

     New Management Team; Dependence on Personnel

     Only one of the Company's current officers served as an officer of the Company prior to March 1995. All of the Company's four current directors were elected to the Board of Directors at or subsequent to December 1994. The Company's management team and Board of Directors face significant challenges in delivering emerging technology products in a cost effective, and profitable manner.

     The Company is highly dependent upon continued services of key engineering, marketing, sales and management personnel. The Company's employees may voluntarily terminate their employment with the Company at any time. The competition for such employees is intense and the loss of their services could have a material adverse effect on the Company's business.

     Proprietary Rights and Related Litigation

The Company's ability to compete successfully will depend, in part, on its ability to protect its proprietary technology. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that measures to deter or prevent unauthorized use of the Company's technology will be successful. The Company relies on a combination of copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. In addition, the Company has certain issued patents and patent applications pending in the United States and in foreign countries and intends to file additional applications as appropriate for patents covering its technologies and products. There can be no assurance that patents will issue from any of these pending applications, or, if patents do issue, that any claims allowed will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents that may be issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant cost and diversion of management efforts with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In July 1996, the Company received correspondence from Yamaha Corporation asserting that the Company's FM synthesis semiconductor device may infringe on a number of Yamaha's patents. The Company has requested more specific information regarding Yamaha's assertions, however it does not believe that its FM synthesis device infringes upon any of Yamaha's patents. Yamaha has aggressively brought patent infringement actions against other companies which have developed replacement FM synthesis devices. There can be no assurance that Yamaha will not seek litigation against the Company.

     In October 1996, the Company became aware of, but has not been served with, a counterclaim filed by the Company's prior auditors, Ernst and Young LLP ("E&Y") naming the Company as a third-party defendant in a lawsuit involving the Company's prior creditors and E&Y. The third-party complaint seeks indemnification and contribution from the Company for lawsuits filed against E&Y resulting from pre-bankruptcy activities. The Company believes that any such alleged obligations were discharged by bankruptcy court confirmation of the Company's Plan of Reorganization in 1994. The Company plans to aggressively pursue its rights to dismiss the suit and vigorously argue that any alleged obligations have been discharged in the bankruptcy proceedings.

     See Item 3 of Company's 1995 Annual Report on Form 10-K.

ITEM 5.       OTHER INFORMATION

     On August 2, 1996, the Company filed a registration statement on Form S-8 to register a total of 2,644,845 shares of Aureal Common Stock in conjunction with stock options granted by Crystal River Engineering, Inc., and assumed by Aureal in connection with the acquisition of CRE by Aureal.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibit index at page 16.
     (b)      Reports on Form 8-K:

              On July 17, 1996 the Company filed an amendment to its Form 8-K originally filed May 22, 1996 to include the audited and pro forma financial statements of Crystal River Engineering, Inc., pursuant to Article 11 of Regulation S-X.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUREAL SEMICONDUCTOR INC.

Date:    November 5, 1996        By:      /S/ Kenneth A. Kokinakis
                                          ------------------------
                                          Kenneth A. Kokinakis
                                          President and Chief Executive Officer

Date:    November 5, 1996        By:      /s/David J. Domeier
                                          -------------------
                                          David J. Domeier
                                          Vice President, Finance and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                                    SEQUENTIALLY
                                                                                                      NUMBERED
EXHIBIT NO.                DESCRIPTION OF DOCUMENT                                                     PAGES
-----------                -----------------------                                                  ------------


2.1 Agreement and Plan of Reorganization among the Company, Aureal Acquisition Corporation, a wholly-owned subsidiary of the Company and Crystal
                          River Engineering, Inc., dated as of May 7, 1996 (1)

3.1                       Second Amended and Restated Certificate of Incorporation of the
                          Company dated May 8, 1996  (2)

3.2                       Restated Bylaws of Aureal Semiconductor Inc.                                 18-33

4.1                       Common Stock Purchase Agreement by and among the
                          Company and certain beneficial owners of 5% or more of the Company's Common Stock, as amended (3)

4.2                       Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996  (5)

10.1                      Amended and Restated Loan Agreement dated as of
                          December 30, 1994 with TCW Special Credits, and the
                          First Amendment thereto dated March 22, 1995 (4)

10.2                      Second Amendment to Amended and Restated Loan Agreement dated as of July 24, 1995  (3)

10.3                      Third Amendment to Amended and Restated Loan Agreement dated as of
                          February 16, 1996  (3)

10.4                      Letter Agreement between TCW Special Credits and the Company dated           34-37
                          June 5, 1996 reducing loan commitment from $22 million to $20 million

10.5                      1995 Stock Option Plan  (3)

10.6                      Form of incentive option agreement and non-statutory stock option agreement used
                          under 1995 Stock Option Plan  (3)

10.7                      1994 Stock Option Plan  (4)

10.8                      Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan  (4)

10.10                     Industrial Space Sublease with Chemical Waste Management, Inc.
                          dated September 13, 1995  (3)

10.11                     Offer Letter Agreement with Kenneth A Kokinakis dated December 8,
                          1995  (3)

10.12                     Form of Indemnity Agreement for Directors and Officers                       38-45

11.1                      Statement regarding computation of per share earnings
                          - see Note 2 to Condensed Consolidated Financial
                          Statements in Item 1 of this report

27.1                Financial Data Schedule (Edgar only)
----------------
(1) Incorporated by reference to the exhibits filed with Form 8-K dated May 22, 1996
(2) Incorporated by reference to the exhibits filed with Form S-8 (Registration number 333-09531) filed August 2, 1996
(3) Incorporated by reference to the exhibits filed with Form 10-K for year ended December 31, 1995
(4) Incorporated by reference to the exhibits filed with Form 10-K for year ended December 31, 1994
(5) Incorporated by reference to the exhibits filed with Form S-3 (Registration number 333-3870) filed June 26, 1996