Form 10-K405
period 1996-12-29
AUREAL SEMICONDUCTOR INC
filed 1997-03-26
CIK 892433

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                         COMMISSION FILE NUMBER 0-20684

                           AUREAL SEMICONDUCTOR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-3117385
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                             4245 TECHNOLOGY DRIVE
                           FREMONT, CALIFORNIA 94538
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (510) 252- 4245
                         REGISTRANT'S TELEPHONE NUMBER

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997 was approximately $27 million based on the closing bid price of the Company's Common Stock as reported on the OTC Bulletin Board. For purposes of this Report only, the Company assumes its affiliates to be its officers, directors, entities associated with officers and directors, and holders (or groups of associated holders) of ten percent or more of the Common Stock of the Company. As of March 7, 1997, the Registrant had outstanding 39,435,224 shares of Common Stock, par value $0.001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference to the registrant's Definitive Proxy Statement Relating to the Annual Meeting of Stockholders expected to be held on May 21, 1997.

     This report including all exhibits and attachments contains 55 pages. The
Exhibit Index is located on page 37.

================================================================================

                           AUREAL SEMICONDUCTOR INC.
                             1996 FORM 10-K REPORT

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
  ITEM 1.     BUSINESS.................................................................    1
  ITEM 2.     PROPERTIES...............................................................    9
  ITEM 3.     LEGAL PROCEEDINGS........................................................   10
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................   10

PART II
  ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS..................................................................   11
  ITEM 6.     SELECTED FINANCIAL DATA..................................................   11
  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS............................................................   13
  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................   19
  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE...............................................................   36

PART III
  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................   36
  ITEM 11.    EXECUTIVE COMPENSATION...................................................   36
  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........   36
  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................   36

PART IV
  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.........   36

                                     PART I

ITEM 1. BUSINESS.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ materially from those projected in any forward-looking statements due to a number of factors including, but not limited to, the Company's dependence on new technologies, on foundry availability, capacity and reliability; dependence on the PC and home electronics industries and on a single product line; and competition and pricing pressures.

SUMMARY INTRODUCTION

     Aureal Semiconductor Inc. is a fabless semiconductor and audio systems engineering firm focused on the development of advanced audio solutions for both the PC and consumer electronics markets. The Company contracts with independent silicon foundries for production of its semiconductor products.

     In September 1996, the Company announced "A3D", the Company's proprietary 3D audio technologies. These technologies provide an interactive audio experience by surrounding the listener with sounds in all three dimensions (see further discussion in Current Products and Technologies section below) with only two-speaker or headphone presentations. The Company has focused its resources on a strategy to establish and promote its A3D technologies as the 3D audio standards in both the PC and consumer electronics markets. This strategy involves a combination of licensing the Company's A3D technologies and marketing its semiconductor products, currently the VSP901 chip for home theater applications. In addition to the 3D audio technologies, the Company has also developed an audio effects processing chip (the ASP301) targeted at the Karaoke market. With respect to on-going developments for future platforms, the Company has also invested significant resources towards the development of digital semiconductors, scheduled for initial release in late 1997, which will provide complete audio subsystems (based on Intel's newly released AC 97 specification) for use in PCs and multimedia peripheral products.

     The VSP901 is best described as "home theater on a chip" as it provides a complete Dolby Surround Sound effect, through the utilization of A3D Surround technology, over two, rather than five speakers. Separately, the Company's A3D Interactive technology, for use in the PC environment, has been licensed to a number of PC peripheral component and chip manufacturers for integration with their audio solutions. The ASP301 Karaoke chip is a programmable audio effects processor that provides advanced Karaoke features for stand-alone Karaoke machines as well as Video CD players, DVDs, laser disc players and PCs. The Company is currently in production of the ASP301 and VSP901 products and is working with certain customers to design the Aureal chips into their retail products.

     With the exception of minimal up-front licensing fees for A3D Interactive licenses, the vast majority of the Company's $3.5 million in revenues for 1996 was related to earlier audio technologies (both licensing of technology and sales of semiconductor products). The Company has thus generated minimal revenues from its current technologies through 1996. The Company expects to begin initial shipments of its semiconductor products in the first half of 1997, and continue to engage in licensing transactions for its A3D technologies.

     The Company's legacy audio technologies stem from its prior business as a developer and manufacturer (on a contract basis) of multimedia sound cards and peripheral upgrade kits for the retail PC marketplace. The Company was active in that business from its founding in 1990 through mid-1995 (operating under the name Media Vision Technology Inc.) when it announced its intention to exit that marketplace to concentrate all of its resources on the development of advanced audio technologies for use by the OEM (Original Equipment Manufacturer) marketplace.

     As the Company changed its business in mid-1995, virtually all its existing engineering resources were retained and assigned to audio technology projects. Over the last two years, the Company has continued to add engineering personnel with extensive audio, Digital Signal Processing, and mixed signal device programming experience. During 1996, Aureal acquired Crystal River Engineering, Inc., a recognized leader in the field of

3D audio technology, merging the resources of both companies to offer hardware and software solutions optimized for 3D audio presentation.

     Prior to November 1995, the Company operated under the name Media Vision Technology Inc. Doing business within the retail PC marketplace, the Company experienced operating difficulties in 1993 and 1994 due primarily to the Company's cost structure and the extreme competitive nature of the retail PC marketplace. As a result, the Company entered Chapter 11 Bankruptcy protection in July 1994. Working closely with its creditors, the Company developed a restructuring plan and exited Chapter 11 protection in December 1994.

     The Company is headquartered in Fremont, California in a leased 36,000 square foot building. As of December 29, 1996, the Company had 67 employees.

INDUSTRY BACKGROUND

     Advances in semiconductor technology, rapid growth in interactive entertainment, educational and business software applications, and the use of on-line services have led to a substantial increase in demand for multimedia desktop computers with high quality audio, graphics, and video capabilities. The PC market has stratified into distinct product categories, with major PC manufacturers producing home entertainment PCs with upgraded audio and video capabilities. In recent years, much emphasis has been placed upon, and the market has expanded for, improved graphics capabilities -- especially 3D graphics. With these advances in graphics capabilities, consumers and game developers are now demanding higher quality audio capabilities with increased flexibility for special sound effects such as true positional 3D audio. Aureal believes it is uniquely positioned to provide that capability to the PC market through broad licensing of its A3D Interactive technologies, along with further planned semiconductor products intended to efficiently integrate these technologies into the entire audio sub-system capabilities.

     Recognizing this emphasis on improving multimedia presentation in PCs, Microsoft has launched two generations of programming-interface initiatives (DirectX, and more recently, WDM-Streaming) aimed at capturing the loyalties of game developers. This and other factors have created a market opportunity for advanced audio technologies and semiconductor products which provide acceleration of these programming interfaces while achieving a high level of multimedia concurrency. Industry analysts at Mercury Research estimate that 57 million PCs with audio capabilities will be sold world-wide during 1997, with the number growing to 115 million in the year 2000.

     As the demand for PC audio continues to drive improvements in silicon and software development, the consumer electronics marketplace is also moving toward significant improvements in audio technologies, especially with regard to home theater applications. Arguably, much of this drive has been initiated through consumers' exposure to improved movie theater sound presentations over the last few years. Movie audio quality has improved dramatically both in the recording and playback processes. In today's movie theaters, surround sound presentations with multiple speakers immerse moviegoers with real-life audio soundtracks, thus creating a more compelling entertainment experience. The availability of this enhanced element of audio/visual entertainment is rapidly moving into the home as the content for encoded Dolby Surround Sound source material (both VHS movies and broadcast television) is now commonplace to today's consumers.

     As the audio source material for home entertainment continues to improve, better hardware solutions become necessary. Over time, television audio has evolved from single in-set speakers, to higher quality in-set stereo speakers, to stereo audio connection with home stereo equipment (and associated speaker systems), to surround sound home theater set-ups with five or six speakers strategically placed about the room. According to the Consumer Electronics Manufacturers Association, U.S. sales of stereo speaker equipped television sets topped 11 million in 1996. Aureal sees a new product category - "Virtual Speakers" as a potentially significant enlargement and enhancement of both the stereo television and home theater markets.

     Although home theater applications are growing at a respectable rate, the vast majority of the consumer market is still untapped. Both the cost and physical presence (five or six speakers) of current home theater systems are concerns for many potential buyers. Aureal's A3D Surround technologies however, provide the surround sound quality for home entertainment without the cost and perhaps more importantly, the inconvenience inherent with multiple speaker implementations.

     Dolby Digital (formerly known as AC-3) is an audio compression standard that has been selected to encode six channels of surround-sound audio for MPEG-2 video titles that will be distributed in DVD media. Dolby Digital presents a significant opportunity for the application of 3D audio techniques for effectively rendering six channels of audio on only two speakers in a PC environment. Likewise, a significant opportunity exists to provide this virtual surround capability to the consumer market including, but not limited to televisions, audio receivers, VCRs, mini-component systems, DVD players and speaker systems, where a higher-quality effect is required than in the PC market. Aureal has developed its A3D Surround technologies to address these markets. Aureal believes that the first adopters of the virtual speaker product category may likely be mini-component audio receiver and speaker system companies as their design cycles are generally shorter than those of television manufacturers.

COMPANY STRATEGY

     The Company's objective is to be a leading supplier of high quality, advanced audio solutions to both the consumer electronics and PC marketplaces. The Company believes that its efforts in these two areas are mutually complementary and give it greater chances for success than if it were to serve one or the other market exclusively. The Company is pursuing a focused strategy that includes the following elements:

          Create Value in the Aureal Logo: Aureal intends to use widespread licensing of its interactive positional 3D audio technologies in tandem with the continued development and sale of its own positional 3D audio devices in the PC market, as well as sales of virtual surround devices in the consumer marketplace, to establish an association in consumers' minds between the Aureal A3D logo and high-quality audio. Positional 3D audio is an area in which the Company enjoys clear leadership, and the PC gaming community's enthusiastic response to Aureal's product is a strong means to establish the Company's reputation. The Company recently announced that a number of leading PC game design firms, including Activision, Electronic Arts, LucasArts, Maxis and Virgin Interactive, are integrating A3D Interactive into upcoming PC games. In addition, InterVista Software's Worldview, the leading VRML 3D Web browser plug-in for Netscape Navigator and Microsoft Internet Explorer, will support A3D Interactive.

          Offer Low-cost PC Audio Acceleration: Aureal is developing low-cost audio accelerators for use in the PC marketplace. Rather than burdening the audio device with the entire computational task related to audio, the audio accelerator is developed to be used in conjunction with the computing power of the general-purpose host CPU. The audio accelerator only provides enough additional computational power to significantly off-load the main CPU while providing baseline audio performance which would completely overwhelm the main CPU if delivered through software alone. This strategy takes advantage of improvements in host computational power, such as afforded by MMX instruction-set enhancements, for instance, resulting in the most cost-effective devices, without compromising performance, or concurrency of audio operations with other multimedia operations.

          Provide Integrated Audio Components to the Consumer Market: Aureal is developing devices targeted to the consumer marketplace which provide lower system cost through integration of digital, analog and other audio system functions. The existing VSP901 provides Surround Sound quality through a two speaker presentation. Further products under development address Dolby Digital media, and provide integration of various components of the audio sub-system of consumer market products.

CURRENT PRODUCTS AND TECHNOLOGIES

                                   (ART WORK)

     Aureal's A3D technologies are fundamental new audio technologies which provide enhanced realism for delivering three dimensional sound through two-speakers or headphones. This allows real-time interaction as sounds emanate from variable sources and locations and follow the movement of the user, anywhere in 3D space, for PC and dedicated gaming platforms. It also provides for surround playback, through two speakers, of properly encoded material from television or pre-recorded media in the home theater environment without the need for or expense of the five or six speaker setups required to date. This technology is being made available to the markets through Aureal designed and programmed semiconductor devices and license arrangements with selected hardware manufacturers.

     The VSP901 chip, which was announced in September 1996, and released for production in February of 1997, is designed to accommodate new emerging home theater applications by "virtually" presenting Dolby Pro-Logic encoded material with complete surround sound quality through a two-speaker implementation. This product both decodes the encoded material and "virtualizes" the five discrete speakers which exist with today's home theater solutions. This two-speaker presentation represents significant improvements in cost over the current home theater five-speaker solutions available on the market. Even more importantly, it does not require the five-speaker placement within a given entertainment area, thus eliminating the significant inconvenience inherent in the installation process of today's home theater systems.

     The VSP901 chip is also available for PCs. As PCs evolve toward more general-purpose home entertainment devices, especially as they allow movie playback via DVD ROMs, they too will require a cost-effective two-speaker virtual surround sound solution to remain competitive with traditional TV/VCR setups. The use of Dolby Pro-Logic encoded material is also increasing in the gaming arena even though the five speaker presentation is considered unwieldy in the PC environment -- another push for "virtual speakers".

     Licensing of Aureal's A3D Interactive technologies for use in PC products is part of the Company's drive to set high-quality 3D standards and to promote Aureal's name as the preeminent 3D audio provider. The Company has entered into license agreements with Diamond Multimedia Systems Inc. (a world leader in computer add-in components), Oak Technology, Inc., Rockwell Semiconductor Systems, and Analog Devices Inc. Aureal believes that each of these licensees has significant ability to produce and market products furthering the position of A3D in the marketplace. Additional licensing transactions are under consideration. Revenues recognized from these licensing agreements have not been significant to date. Two of the four companies licensed thus far have recently introduced products utilizing this technology. The Company does not anticipate significant licensing revenues from these agreements during 1997. In addition, a number of software (game) developers including Acclaim Entertainment, Activision, LucasArts, Maxis, Spectrum Holobyte, Westwood Studios and Virgin Interactive have indicated that they will integrate A3D Interactive into certain of their upcoming product releases.

     Audio effects processing for both stand-alone Karaoke systems and PC platforms is another area in which Aureal has advanced the standards in 1996. Audio effects processing abilities allow Aureal's ASP301 Karaoke processing chip to present state of the art Karaoke quality processing at a low cost to the PC, standalone Karaoke processors, or other integrated devices which incorporate Karaoke processing with other capabilities.

     The Company is currently in the final development stages of a highly integrated, high-quality single chip digital audio solution which is compliant with Intel's newly released AC 97 specification. Aureal's first device, expected to be in production in the fourth quarter of 1997, is a complete digital solution which provides state of the art audio functionality incorporating DirectSound acceleration for Microsoft Windows 95, digital mixing, sample-rate conversion, hardware wavetable synthesis and SoundBlaster compatibility over a PCI bus.

SALES AND MARKETING

     Aureal's sales and marketing strategy is to have its products designed into PCs and consumer electronic products manufactured by leading OEMs worldwide. The Company's products will be sold worldwide through its direct sales force located at its headquarters in Fremont and through distributors and manufacturers' representatives located throughout North America, Europe and Asia. The Company's manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time.

     The Company is fully committed to customer service and technical support which are important competitive factors in selling to large-scale OEMs. The Company provides technical support to its customers worldwide through its own in-house staff as well as through manufacturers' representatives and distributors. The Company believes that close contact with its customers not only improves the customers' level of satisfaction, but also provides important insight into future market direction.

     Sales will generally be made pursuant to standard purchase orders, which are frequently revised to reflect changes in the customer's requirements. Product deliveries are scheduled upon the Company's receipt of purchase orders. Generally, these purchase orders and OEM agreements also allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, the Company believes that backlog, while useful for scheduling production, will not necessarily be a reliable indicator of future revenues.

RESEARCH AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop, and introduce new technologies and products that take advantage of market opportunities and address emerging standards. The Company's strategy is to leverage its substantial base of audio technology and design expertise to develop new PC and consumer electronics audio solutions. The Company intends to continue to provide comprehensive solutions for its customers by developing advanced audio algorithms, firmware and application software, in addition to semiconductor devices for these new products.

     Aureal utilizes a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high level design description language. The Company invests regularly in new advanced equipment and software tools and intends to maintain and enhance its library of core cells.

     At December 29, 1996, Aureal had a staff of thirty five research and development personnel, including those involved in semiconductor design, process development and software development. In addition, another eight technical personnel are part of the product development and customer support team included in the marketing function. Aureal also engages outside contractors to supplement its staff and develop certain technologies to the Company's specifications.

     The markets for the Company's products are characterized by evolving industry standards and rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, securing sufficient foundry capacity for volume manufacturing of wafers, achievement of acceptable wafer fabrication yields by the Company's independent foundries and the Company's ability to offer new products at competitive prices. Incorporating the Company's new products into its OEM customers' new product designs requires the anticipation of market trends and performance and functionality requirements of OEMs, along with the development and production of products that meet the timing and pricing requirements of OEMs that can be tested and be available in a timely manner consistent with the OEMs' development and production schedules. Accordingly, in selling to OEMs, the Company can often incur significant expenditures in advance of volume sales of new products, if any. There can be no assurance that the Company will be able to identify new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

     While Aureal believes that its A3D technologies, in both the interactive and surround modes, offer significantly better 3D sound through a two-speaker or headphone presentation than any other available technology, competitors can offer products which are presented to the market as direct competition. The Company, through its technology subsidiary Crystal River Engineering, Inc., has been working to develop true positional 3D audio for almost ten years. Patents on certain techniques utilized in optimizing the technology have been granted to the Company. In January 1997, the Company was granted further patents on its fixed-filter spatializer techniques enabling additional improvements in future generations of A3D technology. The Company also has patents in the field of physical modeling synthesis and several pending patent applications in the field of 3D audio. The Company expects to actively pursue additional patents for its audio technologies.

COMPETITION

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, price declines and, especially in the PC marketplace, rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be less costly or provide higher performance or additional features. The Company competes with semiconductor manufacturers offering single chip and multiple chip solutions and solutions which provide integrated telephony, video, graphics and audio. The Company anticipates that it will continue to compete with such third parties, and that its competitors may offer more highly integrated solutions in the future. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the prices and margins of the Company's products. In general, product prices in the semiconductor industry decrease over the life of a particular product. The markets for most of the applications for the Company's products, particularly the PC market, are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce new, higher performance products with competitive product prices, the Company's operating results would be materially adversely affected.

     Relative to 3D audio, a number of companies offer licensing for purported 3D audio technology. These include SRS, Spatializer Labs, and QSound, all of which are public companies. In addition, a number of companies offer audio semiconductor products for the PC audio market, including Creative Technology, ESS Technology, OPTi, Yamaha, Crystal Semiconductor and Chromatic Research, some of which may directly compete with Aureal's products and technologies. A number of these and other potential competitors have substantially greater financial, manufacturing, technical, marketing, distribution, and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. Certain of the Company's current and potential competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new multimedia PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     Each successive generation of PC microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing audio functions. In this regard, Intel Corporation has developed MMX-based signal processing capability for use in conjunction with its Pentium microprocessor, and is promoting the processing power of the Pentium for data and signal intensive functions such as graphics and audio acceleration and other multimedia functions. Although Aureal's PC products are designed to be complementary to, and take advantage of, MMX technology, there can be no assurance that the increased capabilities of Intel's microprocessors will not adversely affect demand for the Company's products.

     Currently, Aureal's A3D Interactive technologies support and are enabled by Microsoft's DirectSound standard. Any future substantial changes to Microsoft's DirectSound architecture may affect Aureal's, and its competitors, abilities to support a revised DirectSound standard.

     Aureal, Aureal 3D, A3D and the A3D logo are trademarks of Aureal Semiconductor Inc. Other trademarks referred to herein are properties of their respective owners.

                                   MANAGEMENT

OFFICERS AND DIRECTORS

     The officers and directors of the Company are as follows:

             NAME               AGE                      POSITION
------------------------------  ---         ----------------------------------
Kenneth A. Kokinakis            43          President, Chief Executive Officer
                                            and Director
Gary M. Catlin                  41          Vice President, Engineering
David J. Domeier                43          Vice President, Finance and Chief
                                            Financial Officer
Scott H. Foster                 42          Chief Technical Officer
Michael L. Hunter               37          Vice President, Sales
Sanjay Iyer                     40          Vice President, Marketing
Alexander J. Limberis           41          Vice President, Consumer Products
Brendan R. O'Flaherty           34          Vice President, Business
                                            Development and General Counsel
Toni W. Schneider               26          Vice President, Strategic
                                            Alliances
Richard E. Christopher(1)       49          Director
L. William Krause(1)            54          Director
D. Richard Masson(2)            38          Director
Thomas K. Smith, Jr.(2)         32          Director

---------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     Mr. Kokinakis was appointed the President and Chief Executive Officer effective January 15, 1996. Prior to joining the Company, Mr. Kokinakis served as the Managing Director and Chief Executive Officer of Memec - Asia-Pacific, an electronic component distributor, since January 1991. Prior to 1991, Mr. Kokinakis held various executive sales and marketing positions at Xilinx and Microchip.

     Mr. Catlin has served as Vice President, Engineering since May 1996. Prior to that time, he served as a senior manager in the engineering department of the Company since November 1994. Immediately prior to that, he was self-employed for four years developing and marketing PC software. He previously held engineering design and management positions with Silicon Graphics, Daisy Systems Corporation, and Intel Corporation.

     Mr. Domeier has served as the Company's Vice President, Finance and Chief Financial Officer since March 1995. During the period of October 1995 to January 1996, Mr. Domeier served as a member of the "Office of the President" for the Company. Prior to joining the Company, Mr. Domeier was employed by Safeway Inc. from 1983 through 1994. His most recent positions with Safeway Inc. were Senior Vice President, Re-engineering in 1994 and Senior Vice President, Chief Financial and Administrative Officer of the Northern California Division from 1992 through 1994.

     Mr. Foster joined the Company as its Chief Technology Officer in May 1996 with the merger of Crystal River Engineering, Inc., ("CRE") and Aureal. Mr. Foster founded CRE in 1987 and served as its Chief Executive Officer until the merger.

     Mr. Hunter has served as the Company's Vice President, Sales since March 1995 and Vice President, OEM Sales since January 1995. Prior to joining the Company, Mr. Hunter served as Vice President of Sales at SCM MicroSystems from October 1993 to January 1995, as Vice President of Sales and Marketing at Criterion Computer from July 1993 to October 1993, and as Senior Vice President of Sales and Marketing at Orchid Technology from October 1988 to June 1993.

     Mr. Iyer has served as the Company's Vice President, Marketing since May 1996. From September 1995 to May 1996, Mr. Iyer served as Vice President, Technology, and prior to then, Mr. Iyer served as the Director of the Digital VLSI group within the Company from May 1994. Mr. Iyer also served as the Company's Director of Graphics Hardware from May 1993 to May 1994. Prior to joining the Company, Mr. Iyer served as the Director of Graphics Hardware of Pellucid, Inc. from 1991 to May 1993. Prior to joining Pellucid, Mr. Iyer served as Hardware Manager of Silicon Graphics, Inc. from 1989 to 1991.

     Mr. Limberis joined the Company in March 1996 to lead the market development efforts for the Company's technology in the consumer electronics area. Prior to joining Aureal, Mr. Limberis had founded Korg USA's Research and Development Division in 1988 and served as its Vice President and General Manager.

     Mr. O'Flaherty has served as Vice President, Business Development and General Counsel of the Company since May 1994. During the period of October 1995 to January 1996, Mr. O'Flaherty served as a member of the "Office of the President" for the Company. Mr. O'Flaherty was a Director of the Company from May 1994 to December 30, 1994. Mr. O'Flaherty joined the Company as corporate counsel in November 1993. Prior to joining the Company, he was associated with the law firm of Gray Cary Ware & Freidenrich from September 1989 to November 1993.

     Mr. Schneider joined the Company in May 1996 as Vice President, Strategic Alliances through the merger of Aureal and CRE. Mr. Schneider had served at CRE since 1993 in a number of capacities including Vice President, Marketing since October 1994. Prior to joining CRE, he held various engineering positions at Autodesk's Cyberspace Group and VPL Research while working toward a degree in computer science at Stanford University.

     Mr. Christopher was appointed as a director of the Company in November 1996. Mr. Christopher is Vice President of Worldwide Sales for Chips and Technologies, Inc., a supplier of advanced graphics controllers and accelerators for notebook computers. Prior to joining Chips in July 1992, Mr. Christopher was Senior Vice President and General Manager for Fujitsu Microelectronics' North and South America divisions.

     Mr. Krause has served as a director of the Company since April 1995. Since 1991, he has been the President, Chief Executive Officer and a director of Storm Technology, Inc., a company developing application software to display photographs using personal computers. Prior to that, Mr. Krause was President and Chief Executive Officer of 3Com Corporation from 1981 to 1990 and Chairman of the Board from 1987 to 1993. Mr. Krause is a director of Sybase, Inc., a client/server software company.

     Mr. Masson has served as a director of the Company since December 1994. Mr. Masson has served as a Principal of Oaktree Capital Management since May 1995. Prior to joining Oaktree, Mr. Masson served as Managing Director of Trust Company of the West and TCW Asset Management Company ("TAMCO"), wholly-owned subsidiaries of The TCW Group, Inc., where he served since 1988 in various capacities for TCW Special Credits. TCW Special Credits serves as a general partner and investment adviser to certain limited partnerships, trusts, and accounts invested in the securities and debt obligations of financially distressed companies. TAMCO is the managing general partner of TCW Special Credits, and Mr. Masson was a general partner of TCW Special Credits. Oaktree provides investment sub-advisory services to TAMCO on certain funds and accounts managed by TAMCO.

     Mr. Smith has served as a director of the Company since December 1994. Mr. Smith is Senior Vice President of Trust Company of the West and TAMCO, wholly-owned subsidiaries of The TCW Group, Inc., which he joined in 1991 as an investment analyst for TCW Special Credits. TCW Special Credits serves as general partner and investment adviser to certain limited partnerships, trusts, and accounts invested in the securities and debt obligations of financially distressed companies. TAMCO is the managing general partner of TCW Special Credits. During 1990, Mr. Smith was a Management Associate with the Citicorp Mergers and Acquisitions group in Los Angeles.

ITEM 2. PROPERTIES

     Substantially all of the Company's operations are currently located in approximately 36,000 square feet of leased office and warehouse space located in Fremont, California. The Company relocated to this facility during the fourth quarter of 1995, and has secured a sublease on its former corporate offices effective

January 1996 through the remainder of the lease. The Company's rental expense for its current facilities in Fremont, California was approximately $216,000 for the year ended December 29, 1996. See Note 6 to the Company's Consolidated Financial Statements. The lease on the Company's current facility will expire in 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company has received, and may receive in the future, communications from third parties asserting that the Company's trademarks or products infringe the proprietary rights of third parties or seeking indemnification against such infringement. Further, the laws relating to copyright infringement and restrictions under copyright law with respect to achieving compatibility with third party products are uncertain and have been changing significantly as a result of several recent court decisions. The costs of any litigation alleging that the Company has infringed the proprietary rights of a third party, or damages resulting from such a claim, could be substantial and could materially adversely affect the Company's business, financial condition and results of operations.

     In August 1995, Creative Technology, Ltd. ("Creative") filed a Complaint against the Company in the Superior Court of Alameda County, California, Creative Technology, Ltd. v. Media Vision, Inc., No. 755609-1, in which Creative alleges that the Company breached a Licensing and Settlement Agreement executed in August and September 1992 in connection with settlement and dismissal of earlier litigation between Creative and the Company. In the Complaint, Creative demanded that the court order the Company to cease using, licensing and selling certain software rights and products that are and/or contain what is allegedly the property of Creative. Creative further demanded that the court impose a constructive trust, for delivery to Creative, upon any revenues realized by the Company from the unauthorized use, sale or license of this technology and/or products. On December 18, 1995, the Company filed its Answer to the Complaint, generally denying its allegations. In January 1997, Creative filed a motion to dismiss the Complaint. The Court approved Creative's motion to dismiss this matter without prejudice on January 31, 1997.

     In July 1996, the Company received correspondence from Yamaha Corporation ("Yamaha") asserting that the Company's FM synthesis semiconductor device, which the Company discontinued selling in early 1996, may infringe on a number of Yamaha's patents. The Company has requested more specific information regarding Yamaha's assertions, however it does not believe that its FM synthesis device infringes upon any of Yamaha's patents. Yamaha has aggressively brought patent infringement actions against other companies which have developed replacement FM synthesis devices. Although there can be no assurance that Yamaha will not seek litigation against the Company, the Company does not believe that the costs of defense, which it would vigorously pursue, nor any findings therefrom, would have a material adverse effect on the Company's financial position.

     In October 1996, a counterclaim was filed by the Company's prior auditors, Ernst & Young LLP ("E&Y") naming the Company as a third-party defendant in a lawsuit involving the Company's prior creditors and E&Y. The third-party complaint sought indemnification and contribution from the Company for lawsuits filed against E&Y resulting from pre-bankruptcy activities. The Company believes that any such alleged obligations were discharged by bankruptcy court confirmation of the Company's Plan of Reorganization in 1994. On February 28, 1997, a motion for summary judgment was awarded in favor of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable. No matters were submitted to a vote of the Company's security holders during the fourth quarter ended December 29, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     The Company's Common Stock is currently trading on the OTC Bulletin Board. As of March 7, 1997, there were approximately 270 stockholders of record of the Common Stock. The following table sets forth the range of bid price information for the Common Stock for the quarterly periods within the past two fiscal years. These over-the-counter bid quotations may not necessarily represent prices at which actual transactions took place.

                              COMMON STOCK                         HIGH           LOW
        ---------------------------------------------------------  -----         -----
        FISCAL 1995
          First Quarter..........................................  $3.38         $1.50
          Second Quarter.........................................   1.94          1.03
          Third Quarter..........................................   3.00          1.13
          Fourth Quarter.........................................   1.38          0.50

        FISCAL 1996
          First Quarter..........................................  $1.38         $0.81
          Second Quarter.........................................   3.00          0.75
          Third Quarter..........................................   2.50          1.44
          Fourth Quarter.........................................   2.50          1.63

     On March 7, 1997, the closing bid for the Common Stock on the OTC Bulletin Board was $2.81 per share.

DIVIDENDS

     The Company has not paid any cash dividends on its capital stock over the past two years and currently anticipates that it will retain all available funds for use in its business. The Company does not, therefore, anticipate paying any cash dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring or paying cash dividends on its capital stock under the terms of the TCW Credit Facility described in Note 5 to the Company's Financial Statements included herewith.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in
Item 8 of this Annual Report. The statement of operations data for the years ended December 29, 1996, December 31, 1995 and December 31, 1994 and the balance sheet data as of these dates, have been derived from and are qualified by reference to the consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and are included (except the December 31, 1994 balance sheet) in Item 8 of this Annual Report. The statement of operations data for the years ended December 31, 1993 and December 31, 1992 and the balance sheet data as of these dates has been derived from and are qualified by reference to the consolidated financial statements which are not included in this report, which have been audited by Ernst & Young LLP, independent public accountants.

     During 1995, the Company changed it fiscal year end from a calendar year end to a fifty-two week period ending on the Sunday closest to the calendar year end. Consequently, fiscal quarters commencing in 1995 include thirteen weeks. This change had no impact on the 1995 financial statements, and does not impact comparability between prior years.

     In May 1996, Aureal Semiconductor Inc. acquired 100% ownership of Crystal River Engineering, Inc., a privately held firm specializing in 3D audio technology development. The acquisition was recorded under the terms of purchase accounting. In conjunction with this acquisition, the Company recorded in 1996, a write-off of $6.0 million due to recognition that in-process research and development efforts associated with CRE's 3D audio technology had not reached technological feasibility with respect to the Company's product line at the date of the acquisition.

     In August 1995, the Company announced that is was divesting of its retail multimedia components business to implement a business plan based upon development and sale of software and semiconductor solutions to provide advanced audio for the PC and consumer electronics markets. With this significant change in business, revenues were reduced dramatically in the second half of 1995. 1996 was a year primarily of development for the Company's new business, with significant product announcements being made only in the latter part of the year. 1997 is expected to be the first year in which the Company recognizes revenues from both semiconductor product sales and technology licensing.

     As discussed in Note 1 to the Consolidated Financial Statements, the Company emerged from Chapter 11 Bankruptcy proceedings on December 30, 1994. The Company's Second Amended Plan of Reorganization resulted in a new entity at that time. The Company adopted fresh start accounting effective December 31, 1994. Accordingly, the accompanying consolidated financial statements for periods prior to that date are not considered comparable with financial statements for periods subsequent to December 31, 1994

     Given the significant changes to the Company noted above, comparability of the information included below between periods is not considered useful. In addition, as the Company restructured its business in 1995 and only began to introduce new technologies and products in the second half of 1996, the information shown below should not be utilized toward making any projections of future revenues or profitability.

                                                             FISCAL YEAR
                                    --------------------------------------------------------------
                                      1996         1995          1994          1993         1992
                                    --------     ---------     ---------     ---------     -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales.........................  $  3,485     $  47,747     $ 147,349     $ 145,304     $69,442
Income (loss) from continuing
  operations......................   (17,020)     (103,833)     (157,956)     (100,886)        628
Income (loss) before extraordinary
  item............................   (17,020)     (103,833)     (166,457)      (99,170)        628
Extraordinary item, gain on
  discharge of indebtedness.......        --            --       131,329            --          --
                                    --------     ---------     ---------     ---------     -------
Net income (loss).................  $(17,020)    $(103,833)    $ (35,128)    $ (99,170)    $   628
                                    ========     =========     =========     =========     =======
Earnings (loss) per share:
  Continuing Operations...........  $  (0.51)    $   (5.19)    $  (11.40)    $   (7.67)    $   .06
  Discontinued Operations.........        --            --          (.61)         0.13          --
  Extraordinary item..............        --            --          9.48            --          --
                                    --------     ---------     ---------     ---------     -------
                                    $  (0.51)    $   (5.19)    $   (2.53)    $   (7.54)    $   .06
                                    ========     =========     =========     =========     =======
Shares used in calculating per
  share amounts...................    33,344        20,000        13,859        13,158      10,182

                                                               YEAR-END
                                    --------------------------------------------------------------
                                      1996         1995          1994          1993         1992
                                    --------     ---------     ---------     ---------     -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficiency)......  $ (3,500)    $  (5,725)    $  37,506     $ (31,638)    $52,791
Total assets......................     4,145         7,761       107,335       176,847      82,948

Long-term obligations and
  redeemable preferred stock......    15,848        24,289        12,393         3,034       1,453
Total liabilities.................    19,906        31,594        27,335       184,016      26,467
Stockholders' equity (deficit)....   (15,761)      (23,833)       80,000        (7,169)     56,481

     Pursuant to the terms of the TCW Credit Facility, the Company is prohibited from declaring or paying dividends on its capital stock. Accordingly, the Company has paid no dividends to date and does not anticipate paying dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data included in Item 6 and the Consolidated Financial Statements included in Item 8 herein.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, but not limited to, dependence on new technology, foundry capacity availability and reliability; dependence on the PC and consumer electronics industries and on a product line based on a new technology; competition and pricing pressures; the need for additional financing to support future growth, and other risks detailed below and from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

     During the three-year period reported upon herein, significant changes took place in the business of the Company. These changes included:

        -  May 29, 1996 - Acquisition of Crystal River Engineering, Inc.

        - February through June 1996 -- Private placement of 18.9 million shares of the Company's Common Stock

        - August 1, 1995 -- Announcement that the Company was exiting the retail PC products business to focus on development of a business based on the design, development and marketing of audio semiconductor solutions, and licensing of audio semiconductor technology.

        -  December 30, 1994 -- Exit from Chapter 11 Bankruptcy protection

        -  July 25, 1994 -- Entry into Chapter 11 Bankruptcy protection

     These changes, in conjunction with the business and financial reporting changes necessitated thereby, render operating data as well as balance sheet information largely non-comparable for the years represented. While comparative comments are included herein, the composition of the business varied greatly due to the above noted events. During 1996, the Company had minimal revenues resulting from its new products and technologies, as significant announcements of specific available products and technologies took place only late in the year. 1997 is expected to be the first year the Company recognizes revenues from the sale of its new semiconductor products as well as technology licensing transactions. No assumptions should be made as to future operations based upon amounts or trends indicated for prior years.

     The audio semiconductor industry is extremely competitive, and is characterized by rapid technological change, evolving industry standards, changing market conditions and frequent new product introductions and enhancements. The introduction of products embodying new technologies or standards can render existing products or products under development obsolete or unmarketable. Many of the Company's competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. Accordingly, the Company's success in implementing its strategy to focus on the audio semiconductor business will depend in large part on its ability to anticipate industry changes and to develop and introduce new products on a timely basis. Development and customer acceptance of new products is inherently uncertain, and there can be no assurance that the Company will successfully complete the development of its advanced audio products or technologies on a timely basis or that such products or technologies will be commercially successful.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

     As noted above, 1995 and 1996 were periods of tremendous change for the Company. The Company exited the retail PC upgrade kit market in the second half of 1995. Through 1996, the Company progressed in its efforts to develop and begin to market new audio technology to both the PC and consumer electronics markets. Product and technology announcements were made in the second half of 1996, however first production quantities of semiconductor products will only become available in the first quarter of 1997. The Company has signed licensing agreements with a number of partners providing for the inclusion of Aureal's A3D Interactive technologies in licensees' products. The first two of these products were introduced in the first quarter of 1997, however further product releases and availability dates are dependent upon each licensee's abilities to develop and release products. The Company's primary goal in 1996 was to generate visibility for and recognition of Aureal's technology in the marketplace.

     Due to the above changes in the Company's operations in 1995 and 1996, the years' financial results are not considered comparable. While some comparative comments are included herein, the composition of the business varied greatly between the years, and comparisons are not considered relevant. The financial results for 1995 and 1996 should not be used to project any future operating results nor trends.

  NET SALES

     Sales for 1996 totaled $3.5 million which consisted primarily of technology licensing transactions along with sales of semiconductor products embodying pre-existing audio technology in the first half of the year. In addition to licenses for Aureal's pre-existing legacy audio technology, the Company has entered into 3D audio technology ("A3D") licenses with Diamond Multimedia, Oak Technology, Rockwell Semiconductor and Analog Devices. No significant revenues were recorded during 1996 with respect to any of these transactions.

     1995 sales of $47.7 million reflect PC multimedia upgrade kit sales primarily during the first half of the year, prior to the announcement in August that the Company was exiting that market.

  GROSS MARGIN

     Gross margin of $3.2 million for 1996 (91% of sales) resulted from the large percentage of net sales represented by licensing transactions. The vast majority of costs related to technology licensing are recorded as research and development costs over the development period of the technology. Relatively little current expense is connected directly with the sales, thus producing relatively high gross margin percentages. As the Company begins to market its semiconductor products, margin percentages will move downward to reflect the current cost of producing physical product for sale.

     In 1995, the Company recorded a negative gross margin of $6.1 million on sales of $47.7 million in PC multimedia upgrade kit sales. The negative margin reflected write-downs of retail inventories during the year to net realizable value. Generally, the relatively short market lives of products in that market (especially CD-ROM drives) keep extremely high pressure on prices of the products and force prices on "older" products down dramatically over relatively short time frames.

  RESEARCH AND DEVELOPMENT

     Costs for research and development of $6.2 million and $6.7 million in 1996 and 1995, respectively, reflect the Company's continued emphasis on new product and technology development. In addition to the costs identified hereunder, certain costs related to finalization of product specifics for individual customers (product development) were reported as part of sales and marketing expenses in 1996. The Company places its highest emphasis on research and development efforts as it strives to set continually higher standards for audio in the PC and consumer electronics fields. The announcement of Aureal's A3D standards for Interactive PC and Surround applications in late 1996 was a direct result of the combination of Aureal's and Crystal River Engineering's combined research and development efforts subsequent to the companies' merger in mid-year.

The Company expects to continue and likely expand its research and development spending in 1997 and later years.

  SELLING AND MARKETING

     Selling and marketing expenses increased in each of the four quarters of 1996 as the Company's efforts to introduce its technologies and products to the marketplace intensified. These increases included additions to staffing as well as incremental travel and specific product development costs as the Company worked with potential customers worldwide to blend its technologies for retail productization. Generally, in the case of products for sale to original equipment manufacturers ("OEMs"), significant up-front costs are often incurred before the first order for product is ever received.

     1995 sales and marketing expenses of $13.2 million related to the domestic and international efforts in the retail PC upgrade kit marketplace. Those efforts were reduced in the third quarter and eliminated by year-end 1995.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses of $2.6 million in 1996 (down from $4.4 million in 1995) reflected continued cost containment efforts for the Company as product development efforts continued through the year. One significant area of expenditure within this category was legal costs associated with preparing, filing and prosecuting numerous patent applications during the year. To that end, additional patent claims were granted by the U.S. Patent and Trademark office on certain of the Company's 3D audio technologies in January 1997. The Company plans to continue to aggressively pursue additional patents on its current and future developed technologies and protect its current and future patents against unauthorized use.

  AMORTIZATION OF REORGANIZATION ASSET

     The Reorganization Asset originated pursuant to the Company's valuation upon its exit from bankruptcy protection on December 30, 1994 whereby the fair value of the Company exceeded its net assets by $44.1 million. The Reorganization Asset initially was being amortized over three years at the rate of $3.7 million per fiscal quarter. During the second quarter of 1995 it was determined that a significant portion of the Reorganization Asset could no longer be assured of recovery and a $30.5 million write-off was recorded (see Restructuring Charges below). The remaining Reorganization Asset value after the write-off is being amortized through 1997 at the rate of $625,000 per fiscal quarter.

  RESTRUCTURING CHARGES

     During 1995, the Company announced a plan to divest its worldwide retail operations and provided a $61.6 million restructuring provision to reflect a write-down of assets and record the incremental costs of exiting the business. This provision was included as a component of operating expenses for the second and third quarters of 1995 as the details of the process were determined. During 1995 and 1996, substantially all of the identified liabilities related to the restructuring were finalized. As a result, a credit of $804,000 was recorded in the fourth quarter of 1996 reflecting a revision of the original estimated charges. The Company does not expect that final payment of all restructuring costs will result in any charges to income in future periods.

  INTEREST EXPENSE

     Interest expense of $2.2 million in 1996 and $3.2 million in 1995 consisted primarily of interest on the Company's working capital line of credit with TCW (at the rate of prime plus 5%). In both years, the TCW Credit Facility was a primary source of working capital. Equity funding of $22 million in the first half of 1996 was used to both fund current working capital needs and partially pay down the TCW Credit Facility, thus reducing interest expense in 1996. The balance on the TCW Credit Facility is expected to increase in future periods as it is utilized as a primary source of working capital.

  INTEREST INCOME AND OTHER INCOME AND EXPENSES

     Interest income of $156,000 in 1996 was generated primarily on funds invested temporarily following the Company's receipt of funds from private placements of equity in the first quarter. Terms of the funding transactions placed certain limitations on the Company's ability to use the offering proceeds to reduce the outstanding balance of the TCW Credit Facility. The invested cash declined during the second and third quarters as it was utilized for ongoing operations costs as well as for the acquisition of CRE. With cash balances at a minimum at the end of the year, future interest income is not expected to be significant.

     Interest income of $142,000 in 1995 was earned primarily on certificates of deposit used to collateralize the purchase of certain inventory items, a program terminated in the third quarter of that year.

     The Company recognized net other income of $563,000 in 1996 from a number of sources, including receipt of prior year VAT refunds and other old business sources in excess of previously recorded amounts, recovery of property loss insurance proceeds and miscellaneous other receipts.

  INCOME TAXES

     Due to its net operating losses in both 1996 and 1995, the Company was not required to provide for income taxes in either year. No tax benefit has been recorded for the losses due to the uncertainty as to its realizability.

FISCAL 1995 COMPARED TO FISCAL 1994

     The Company emerged from Chapter 11 Bankruptcy proceedings on December 30, 1994. The Plan of Reorganization (POR) resulted in a new reporting entity. The 1995 fiscal year was the Company's first year of operations since emerging from Chapter 11 Bankruptcy protection on December 30, 1994 and the results of operations for 1995 are not considered comparable to any previous years.

     During the second and third quarters of 1995, the Company recorded $61.6 million of restructuring charges to reflect the effects of exiting its retail operations. This included $53.6 million recognized in the second quarter and an $8.0 million incremental provision recognized in the third quarter of 1995 to reflect management's accelerated plan to liquidate retail operations. See Note 11 to the Company's Consolidated Financial Statements. While the amount of the restructuring charge reflected the Company's then current estimate of the net realizable value of its retail operations and the cost to divest them, the actual realizable value was difficult to ascertain and there can be no assurance as to the amount ultimately realized upon final disposition.

  NET SALES

     Net sales for 1995 totaled $47.7 million, a decrease of 68% from the $147.3 million recorded in 1994. The decline in net sales from 1994 is the result of the Company liquidating its retail operations. Substantially all net sales for 1995 were derived from retail products through August 1995, at which time the Company announced its intended divestiture of retail operations.

  GROSS MARGIN

     The Company recorded a negative gross margin of $6.1 million in 1995 compared to a gross profit of $19.7 million in 1994. Negative gross margin figures for 1995 resulted from the write-down of retail inventories during the first three quarters to net realizable value. These write-downs reflect market pricing pressures for products with relatively short retail market lives, especially CD-ROM drives. Given the Company's significantly changed operations since 1994, comparison of gross margins between 1995 and 1994 is not a meaningful analysis.

  RESEARCH AND DEVELOPMENT

     Research and development expenditures declined to $6.7 million in 1995 from $14.2 million in 1994. The decline in research and development spending is primarily due to the elimination of engineering activities for a variety of retail products. During 1994, the Company had numerous engineering projects in the fields of audio, video, graphics and set-top boxes.

  SELLING AND MARKETING

     Selling and marketing expenses decreased to $13.2 million in 1995 from $52.3 million in 1994. The significant reduction in these expense categories was attributable to the Company's curtailment of retail operations.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased to $4.4 million in 1995 from $24 million in 1994. $14.8 million of the 1994 expense consisted of bad debt recognition prior to commencing bankruptcy protection proceedings. The decrease in other general and administrative expenses in 1995 resulted directly from downsizing of the support organization as the retail operations were curtailed in mid-year 1995.

  AMORTIZATION OF REORGANIZATION ASSET

     Operating expenses for 1995 included $8.6 million of amortization of the Reorganization Asset attributable to the Company's emergence from Chapter 11 Bankruptcy protection on December 30, 1994. In the second quarter of 1995, the Reorganization Asset was written down to reflect the Company's exit from the retail business (see Restructuring Charges below). Amortization of $625,000 per quarter, which began in the third quarter of 1995, is anticipated to continue through 1997.

  RESTRUCTURING CHARGES

     During 1995, the Company announced a plan to divest its worldwide retail operations and provided a $61 million restructuring provision to reflect a write-down of assets and record incremental costs. The provision was included as a component of operating expenses for the second and third quarters of 1995 totaling $53.6 million and $8.0 million, respectively. The $8.0 million incremental charge was a result of the Company's election to accelerate its divestiture plan. See Note 11 to the Company's Consolidated Financial Statements.

     The second quarter restructuring provision included a $30.5 million write-off of the Reorganization Asset. The Reorganization Asset originated pursuant to the Company's POR whereby the fair value of the Company exceeded its net assets by $44.1 million as of December 30, 1994. In light of second quarter results and the Company's decision to divest its retail operations, it was determined that a significant portion of the Reorganization Asset could no longer be assured of recovery and a write-off was necessary. The write-off was calculated by comparing the carrying value of the Reorganization Asset with discounted future cash flow projections over the remaining life of the Reorganization Asset using the Company's incremental borrowing rate. The cash flow projections anticipated the cost and probable future savings from the restructuring actions, the expected benefit from products and technologies then in the latter stages of development, and availability of capital.

     The restructuring plan consisted of a series of actions, which were substantially completed by the end of 1995. Certain of the liabilities resulting from these actions, primarily retail customer service and technical support, were funded over future periods. The Company believes that the restructuring actions were necessary because of its inability to secure favorable vendor terms for critical components in retail products, its lack of access to low cost circuit board manufacturing arrangements, and the competitive pressures which depressed retail gross margins.

     Restructuring charges totaling $12.3 million were recorded in 1994 primarily due to the Company's filing for Chapter 11 Bankruptcy protection in July 1994.

  INTEREST INCOME AND EXPENSE

     Interest income, primarily earned on restricted cash used to satisfy inventory commitments, decreased to $142,000 in 1995 as compared to $290,000 in 1994, as inventory commitments declined.

     Interest expense decreased to $3.2 million in 1995 from $5.2 million in 1994. 1995 interest expense was primarily due to borrowings under the Company's line of credit with TCW. A significant portion of 1994 interest expense originated prior to filing for Chapter 11 Bankruptcy protection.

  INCOME TAXES

     The Company was not required to provide for income taxes in 1995 or 1994 due to its net operating losses. No tax benefit has been recorded for the losses in 1995 or 1994 due to the uncertainty as to its future realizability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has recorded operating losses for each of the last two years, since its exit from Chapter 11 Bankruptcy protection in December 1994. Its decision to terminate the prior retail PC upgrade kit business in mid-1995 and concentrate all of its resources on development of audio technologies and semiconductor solutions for the PC and consumer electronics markets led to a period of product development without significant revenues. The Company anticipates that 1997 will be the first year in which it recognizes revenues from both its new technology licenses as well as semiconductor product sales. To support its operations over this time, the Company has (i) liquidated the assets of its prior business, (ii) continued to borrow against its TCW Credit Facility, and (iii) sold 18.9 million additional shares of the Company's Common Stock (at prices ranging from $1.00 to $1.35 per share) in private placement transactions in the first half of 1996.

     As of December 29, 1996, the Company had a working capital deficit of $3.5 million and shareholders' deficit of $15.8 million. In addition, the Company anticipates the need to expand the business with the manufacture of products (through outside foundries) and financing of customer receivables as sales of semiconductor products are anticipated to commence in 1997. Working capital to provide for this growth is expected to be provided primarily from the Company's working capital line of credit. Estimations of cash flows from operations are inherently difficult for a company just commencing sales. The Company expects to require financing, in addition to the availability under its TCW Credit Facility, during 1997 to support its growth. The Company is currently considering various financing options, including additional equity capitalization. The Company's primary lender and largest shareholder, TCW, has expressed its commitment to provide funds to support the cash flow requirements of the Company's current business plan at least through fiscal 1997. If the Company finds it necessary to materially alter its business plan, financing to provide for its cash flow requirements may not be available from TCW or others.

     Capital expenditures of $590,000 in 1996 consisted primarily of hardware and software tools utilized in the Company's research and development activities. Similar levels of capital expenditures are anticipated in 1997.

     The TCW line of credit has a current maturity date of March 31, 1998. The Company's current projections indicate that there will not be sufficient cash flow from operations to fund that obligation. The Company plans to negotiate with the lender during 1997 to refinance or otherwise extend the line. The Company's ability to continue its operations is dependent on refinancing that line or obtaining replacement financing. There can be no assurance that such refinancing will occur or that replacement financing can be obtained. Borrowings under the line of credit are secured by substantially all assets of the Company, and bear interest at the rate of prime plus 5% per annum. The maturity date (originally March 1, 1995) and the total availability under the line (ranging from $10 million to $22 million to date) have been negotiated periodically with TCW. As of March 7, 1997, $13.2 million was outstanding under the line, with $6.8 million available for further borrowing. In addition, as of March 7, 1997, TCW and affiliated entities controlled approximately 45% of the outstanding Common Stock of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aureal Semiconductor Inc.:

     We have audited the accompanying consolidated balance sheets of Aureal Semiconductor Inc. (a Delaware corporation) and subsidiaries as of December 29, 1996 and December 31, 1995, and related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 29, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aureal Semiconductor Inc. and subsidiaries as of December 29, 1996 and December 31, 1995 and the results of their operations and their cash flows for the each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1, the Company's $20 million line of credit expires on March 31, 1998. The Company's current projections indicate that there will not be sufficient cash flow from operations to fund that obligation. The Company plans to negotiate with the lender during 1997 to refinance or otherwise extend the line. The Company's ability to continue its operations is dependent on refinancing that line or obtaining replacement financing. However, there can be no assurance that such refinancing will occur or that replacement financing can be obtained.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a)(2) of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
February 28, 1997

                           AUREAL SEMICONDUCTOR INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                              YEAR-END
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
Current assets:
  Cash and cash equivalents..........................................  $      18     $      22
  Restricted cash....................................................         --           206
  Accounts receivable, net of allowances of $23 in 1996 and $2,585 in
     1995............................................................         63            59
  Inventories........................................................         74           178
  Refundable income taxes............................................         --           145
  Prepaid expenses and other current assets..........................        403           970
                                                                       ---------     ---------
          Total current assets.......................................        558         1,580
Property and equipment:
  Machinery and equipment............................................      2,596         1,961
  Furniture, fixtures and improvements...............................        914           913
                                                                       ---------     ---------
                                                                           3,510         2,874
  Accumulated depreciation and amortization..........................     (2,518)       (1,813)
                                                                       ---------     ---------
     Net property and equipment......................................        992         1,061
Reorganization asset, less accumulated amortization of $11,096 in
  1996 and $8,596 in 1995............................................      2,500         5,000
Other assets.........................................................         95           120
                                                                       ---------     ---------
          Total assets...............................................  $   4,145     $   7,761
                                                                       =========     =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...................................................  $     670     $     836
  Accrued compensation and benefits..................................      1,278           448
  Restructuring obligations..........................................         --         2,146
  Other accrued liabilities..........................................      1,229         2,929
  Current portion of pre-petition claims.............................        881           946
                                                                       ---------     ---------
          Total current liabilities..................................      4,058         7,305
  Line of Credit from TCW............................................     10,325        19,300
  Long-term portion of pre-petition claims and deferred
     obligations.....................................................      5,523         4,989
                                                                       ---------     ---------
                                                                          19,906        31,594
                                                                       ---------     ---------
Commitments
Stockholders' equity (deficit):
  Common stock, $.001 par value:
     Authorized shares -- 100,000,000; Issued and outstanding shares
      -- 39,190,795 in 1996 and 20,000,000 in 1995...................         39            20
  Additional paid-in capital.........................................    105,053        79,980
  Accumulated deficit................................................   (120,853)     (103,833)
                                                                       ---------     ---------
          Total stockholders' equity (deficit).......................    (15,761)      (23,833)
                                                                       ---------     ---------
          Total liabilities and stockholders' deficit................  $   4,145     $   7,761
                                                                       =========     =========

                            See accompanying notes.

                           AUREAL SEMICONDUCTOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FISCAL YEAR
                                                           ------------------------------------
                                                             1996         1995          1994
                                                           --------     ---------     ---------
Net Sales................................................  $  3,485     $  47,747     $ 147,349
Cost of Sales............................................       304        53,802       127,686
                                                            -------      --------      --------
Gross Margin.............................................     3,181        (6,055)       19,663
Operating expenses:
  Research and Development...............................     6,231         6,730        14,216
  Sales and Marketing....................................     2,177        13,247        52,254
  General and administrative.............................     2,564         4,422        23,982
  Amortization of reorganization asset...................     2,500         8,596            --
  Restructuring charges..................................      (804)       61,626        12,347
  Write-off of acquired research and development in
     progress............................................     6,013
                                                            -------      --------      --------
          Total operating expenses.......................    18,681        94,621       102,799
                                                            -------      --------      --------
Operating loss...........................................   (15,500)     (100,676)      (83,136)
  Interest expense.......................................    (2,239)       (3,183)       (5,243)
  Interest income........................................       156           142           290
  Other income (expense).................................       563          (116)           --
                                                            -------      --------      --------
Loss from continuing operations before Chapter 11 claims
  and income taxes.......................................   (17,020)     (103,833)      (88,089)
Bankruptcy claims and expenses incurred in connection
  with Chapter 11 filings................................        --            --        70,806
                                                            -------      --------      --------
Loss from continuing operations before income taxes......   (17,020)     (103,833)     (158,895)
Provision (benefit) for income taxes.....................        --            --          (939)
                                                            -------      --------      --------
Loss from continuing operations..........................   (17,020)     (103,833)     (157,956)
Discontinued Operations:
  Loss from operations of discontinued division, net of
     tax.................................................        --            --        (3,555)
  Loss on disposal of division, net of tax...............        --            --        (4,946)
                                                            -------      --------      --------
Loss before extraordinary item...........................   (17,020)     (103,833)     (166,457)
Extraordinary item, gain on discharge of indebtedness....                               131,329
                                                            -------      --------      --------
Net loss.................................................  $(17,020)    $(103,833)    $ (35,128)
                                                            =======      ========      ========
Earnings (loss) per share:
  Continuing Operations..................................  $  (0.51)    $   (5.19)    $  (11.40)
  Discontinued Operations................................        --            --          (.61)
  Extraordinary item.....................................        --            --          9.48
                                                            -------      --------      --------
                                                           $  (0.51)    $   (5.19)    $   (2.53)
                                                            =======      ========      ========
  Shares used in calculating per share amounts...........    33,344        20,000        13,859
                                                            =======      ========      ========

                            See accompanying notes.

                           AUREAL SEMICONDUCTOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FISCAL YEAR
                                                           ------------------------------------
                                                             1996         1995          1994
                                                           --------     ---------     ---------
OPERATING ACTIVITIES
Net loss from continuing operations......................  $(17,020)    $(103,833)    $(157,956)
Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
  Depreciation and amortization..........................     3,204        10,661         6,814
  Restructuring charges..................................      (804)       61,626        12,347
  Deferred income taxes..................................        --            --        (3,034)
  Loss on disposal of fixed assets.......................        --            --           649
  Write-off of acquired research and development in
     process.............................................     6,013            --            --
  Stock option charge to earnings under SFAS No. 123.....        58            --            --
  Changes in operating assets and liabilities -- net of
     assets acquired and liabilities assumed in 1996:
     Restricted cash provided or released................       206         3,025        (3,231)
     Accounts receivable.................................       212        14,795        (2,302)
     Inventories.........................................       178        10,167        33,533
     Prepaid expenses and other current assets...........       722         3,351         8,664
     Other assets........................................       236           591            54
     Accounts payable....................................      (283)       (1,594)       (7,393)
     Accrued compensation and benefits, and other
       liabilities.......................................    (1,729)       (9,262)      (10,498)
     Income taxes payable................................        --            --        (3,412)
                                                            -------      --------      --------
Net cash used in operating activities of continuing
  operations.............................................    (9,007)      (10,473)     (125,765)
Net cash provided by (used in) discontinued operations...        --            --        (2,886)
Bankruptcy claims and expenses incurred in connection
  with Chapter 11 filings................................        --            --        70,806
                                                            -------      --------      --------
Net cash used in operating activities....................    (9,007)      (10,473)      (57,845)
INVESTING ACTIVITIES
  Payment for acquisition of business, net of cash
     acquired............................................    (2,970)           --            --
  Acquisition of property and equipment..................      (590)         (277)       (6,102)
  Proceeds from disposition of property and equipment....         3           581            --
  Capitalization of software development costs...........        --            --        (3,221)
                                                            -------      --------      --------
Net cash provided by (used in) investing activities......    (3,557)          304        (9,323)
FINANCING ACTIVITIES
  Proceeds from TCW Credit Facility......................     6,153        23,555         7,195
  Repayment of TCW Credit Facility.......................   (15,128)      (11,450)           --
  Principal payments on pre-petition claims..............      (661)       (2,504)           --
  Proceeds from issuance of common stock, net of issuance
     costs...............................................    22,196            --           630
  Principal payments on capital lease obligations........        --            --          (490)
  Issuance costs on prior issuance of convertible
     subordinated debentures.............................        --            --           (43)
                                                            -------      --------      --------
Net cash provided by financing activities................    12,560         9,601         7,292
                                                            -------      --------      --------
Net decrease in cash and cash equivalents................        (4)         (568)      (59,876)
Cash and cash equivalents at beginning of period.........        22           590        60,466
Cash and cash equivalents at end of period...............  $     18     $      22     $     590
                                                            =======      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid..........................................  $  2,685     $   2,544     $   4,487
  Income taxes paid......................................        --            --         9,721
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Incurrence of capital lease obligations................        --            --           490
  Extraordinary item, gain on discharge of
     indebtedness........................................        --            --       131,329
  Assumption of stock options in CRE acquisition.........     2,838            --            --

                            See accompanying notes.

                           AUREAL SEMICONDUCTOR INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          TOTAL
                                          COMMON STOCK       ADDITIONAL   RETAINED    STOCKHOLDERS'
                                      --------------------    PAID-IN     EARNINGS       EQUITY
                                        SHARES      AMOUNT    CAPITAL     (DEFICIT)     (DEFICIT)
                                      -----------   ------   ----------   ---------   -------------
PREDECESSOR
Balance at December 31, 1993........   13,717,390    $ 14     $ 97,121    $(104,304)    $  (7,169)
Issuance of Common Stock, net of
  repurchases.......................      354,789      --          630           --           630
Foreign Currency Translation........           --      --         (185)          --          (185)
Net loss............................           --      --           --      (35,128)      (35,128)
Issuance of new Common Stock in
  accordance with the Plan of
  Reorganization....................   20,000,000      20       79,980           --        80,000
Application of fresh-start
  accounting........................  (14,072,179)    (14)     (97,566)     139,432        41,852

POST-EMERGENCE
Balance at December 31, 1994........   20,000,000      20       79,980           --        80,000
Net Loss............................           --      --           --     (103,833)     (103,833)
                                      -----------    ----     --------    ---------     ---------
Balance at December 31, 1995........   20,000,000      20       79,980     (103,833)      (23,833)
Issuance of Common Stock in private
  placement transactions............   18,888,888      19       21,938           --        21,957
Issuance of Common Stock upon
  exercise of stock options.........      301,907      --          239           --           239
Value of stock options assumed in
  CRE Acquisition...................           --      --        2,838           --         2,838
Accounting for value, under SFAS No.
  123, of stock options and warrants
  issued to non-employees...........           --      --           58           --            58
Net Loss............................           --      --           --      (17,020)      (17,020)
                                      -----------    ----     --------    ---------     ---------
Balance at December 29, 1996........   39,190,795    $ 39     $105,053    $(120,853)    $ (15,761)
                                      ===========    ====     ========    =========     =========

                            See accompanying notes.

                           AUREAL SEMICONDUCTOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND RECENT EVENTS

     Aureal Semiconductor Inc., together with its subsidiary Crystal River Engineering, Inc. (combined, the "Company"), specialize in the design and marketing of audio semiconductor technologies for use in both the PC and home electronics markets. Crystal River Engineering, Inc., ("CRE") founded in 1987 and acquired by Aureal in 1996, has been a pioneer in the development of 3D audio technologies. The Company's business plan combines the development and sale of audio processing semiconductor chips as well as technology licensing agreements designed to define and maintain audio standards in the marketplace.

     As of December 29, 1996, the Company had a working capital deficit of $3.5 million and shareholders' deficit of $15.8 million. Further, the Company expects to require additional financing during 1997 to support its growth. The Company is currently considering various financing options, including possible additional equity capitalization. The Company's primary lender and largest shareholder, TCW, has expressed its commitment to provide funds to support the cash flow requirements of the Company's current business plan at least through fiscal 1997. If the Company finds it necessary to materially alter its business plan, financing to provide for its cash flow requirements may not be available from TCW or others.

     The Company maintains a $20 million line of credit with a current expiration date of March 31, 1998. The Company's current projections indicate that there will not be sufficient cash flow from operations to fund that obligation. The Company plans to negotiate with the lender during 1997 to refinance or otherwise extend the line. The Company's ability to continue operations is dependent on refinancing that line or obtaining replacement financing. There can be no assurance that such refinancing will occur or that replacement financing can be obtained.

     During 1995 and 1996, a number of significant changes took place in the Company's business following its emergence from Chapter 11 Bankruptcy proceedings in December 1994. At the time the Company was reorganized in December 1994, it derived substantially all of its revenues from the design, development and sale of multimedia add-in systems for PCs marketed through electronics retailers and distributors.

     In August 1995, the Company announced that it was divesting its multimedia components business to implement a business plan based on the development and sale of software and semiconductor solutions providing advanced audio for the PC and consumer electronics markets. As part of this change in business, in the first quarter of 1996, the Company sold the Media Vision brand name, related trade names and other assets of its previous retail products business to a third party. The sales agreement transferred the retail customer service and technical support obligations to the buyer. It also provided for a potential royalty stream on future sales made under the Media Vision brand name, and a commitment by the buyer to purchase products incorporating the Company's current advanced audio solutions for the PC market.

     In conjunction with the Company's change in business, it formally changed its name to Aureal Semiconductor Inc. at its Annual Stockholders' Meeting in May 1996. The Company's stock symbol on the OTC Bulletin Board is AURL.

     The above noted changes to the Company render operating data as well as balance sheet information largely noncomparable for the years represented. No assumptions should be made as to future operations based upon amounts or trends indicated for prior years.

     In three transactions from February through June 1996, the Company completed the private sale of 18.9 million shares of common stock for $22 million. The proceeds from the sale of this common stock have been used for working capital, to pay down the existing working capital credit facility and to partially fund the acquisition of CRE (see below). In conjunction with this equity infusion, the total availability under the Company's line of credit was reduced from $22 million to $20 million.

     The Company, in May 1996, acquired 100% ownership of CRE, a privately held firm specializing in 3D audio technology development. The total recorded cost of the acquisition was $6.4 million. Aureal recorded, in

                           AUREAL SEMICONDUCTOR INC.

the second quarter of 1996, a write-off of $6.0 million due to the recognition that in-process research and development efforts associated with CRE's 3D audio technologies had not reached technological feasibility with respect to the Company's product line at the date of acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain reclassifications have been made to the prior period financial statements to conform to the December 29, 1996 presentation.

     During 1995, the Company changed its fiscal year end from a calendar year end to a fifty-two week period ending on the Sunday closest to the calendar year end. Consequently, fiscal quarters include thirteen weeks. The fiscal year ends presented occurred on December 29, 1996, December 31, 1995 and December 31, 1994.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents and Restricted Cash

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At year end 1995, $206,000 in short-term certificates of deposit represented collateral for certain import customs bonding obligations. This requirement for collateralization was eliminated during 1996.

  Inventories

     Inventories, which consist predominantly of finished goods at both balance sheet dates presented, are stated at the lower of cost or market value.

  Property and Equipment

     Property and equipment are stated at cost and depreciated utilizing the straight-line method over their estimated useful lives (one and one-half to seven years).

  Revenue Recognition

     In 1996, the Company's major sources of revenue consisted of sales of proprietary design, advanced audio semiconductor chips, licensing of related audio technologies and sales of PC hardware and software for utilization of the audio technologies. Revenue was recognized upon shipment for product sales. With respect to licensing transactions, revenue was recognized upon delivery of certain technologies for development fees, and upon reported sales of licensed units for royalties.

     Prior to the mid-1995 restructuring, the Company sold PC upgrade products to retailers and distributors, and recognized revenue upon product shipment.

     Allowances for sales returns, price protection and warranty costs have been recorded at the time sales are recognized in accordance with SFAS 48.

                           AUREAL SEMICONDUCTOR INC.

  Concentration of Credit Risks

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables are limited as the majority of the Company's customers are well-established companies and government agencies. Additionally, the Company establishes an allowance for doubtful accounts, if necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other available information.

  Stock Option Accounting -- SFAS No. 123 Adoption

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which requires increased disclosure of certain calculated value information related to stock options granted to employees and new accounting treatment for stock-based compensation granted to nonemployees. The Company adopted SFAS No. 123 effective for 1996. As a result, a charge of $58,000 was recognized during the year related to stock options and warrants granted to non-employees. In addition, incremental stock option valuation information is presented in Note 7.

  Earnings (Loss) Per Share

     Loss per share is based upon the weighted average common shares outstanding for the year.

     Primary earnings (loss) per share is based upon weighted average common and common equivalent shares outstanding during the period. Equivalent shares, if any, are calculated using the treasury stock method and consist of outstanding stock options that have a dilutive effect on earnings per share. No stock option information was incorporated into the calculations for any fiscal year presented as, due to the net loss, any affect would be anti-dilutive.

  Fresh Start Accounting

     AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" prescribes the use of "fresh start accounting" under specific circumstances as entities exist in or emerge from bankruptcy proceedings. The Company has utilized this fresh start accounting in initiating its balance sheet at December 31, 1994 upon emergence from bankruptcy.

     Pursuant to the Plan of Reorganization ("POR") confirmed by the bankruptcy court, the stockholders of record as of December 30, 1994 received no distribution under the POR, have no rights or claims against the Company and their shares were canceled. On December 31, 1994, the Company placed into escrow twenty million shares of Common Stock for the cancellation of approximately $215 million of claims against the Company. As a result of the Chapter 11 proceedings and the related POR, a gain on the forgiveness of debt totaling $131.3 million was recognized in December 1994 (net of deferred debt issuance costs from canceled debentures). There was no tax effect recorded on the gain.

  Amortization of Intangibles

     At December 31, 1994, the reorganization value of the Company in excess of its net assets generated a $44.1 million intangible value that was classified as a reorganization asset in the consolidated balance sheet of the Company ("Reorganization Asset"). The Reorganization Asset consists primarily of proprietary technology and other intangibles having an estimated useful life of three years. Accordingly, the Reorganization Asset is being amortized on a straight-line basis over three years. The carrying value of the Reorganization Asset was reviewed during the second quarter of 1995 in light of the Company's revenue and profitability levels and the related decision to divest its retail business. This review suggested that the Reorganization Asset was impaired, as determined based on projected cash flows of the Company over the remaining amortization period. The

                           AUREAL SEMICONDUCTOR INC.

cash flow projections anticipated the cost and probable future savings from the restructuring actions, the expected benefit from products and technologies then in the latter stages of development, and availability of existing capital. Consequently, the carrying value of the Reorganization Asset was reduced during the second quarter of 1995 to $6.2 million in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Amortization of the Reorganization Asset for the years ended December 29, 1996 and December 31, 1995 was $2.5 million and $8.6 million, respectively, and was included as a component of operating expenses. The Reorganization Asset is scheduled to amortize at a rate of $625,000 per quarter through 1997.

     In conjunction with the acquisition of Crystal River Engineering, Inc., (See Note 3) made during the second quarter of 1996, the allocation of the purchase price included an intangible asset of $150,000 which was recorded on the Company's books. Amortization over the estimated useful life of eighteen months for the intangible asset value commenced in mid-1996. As a result of further asset value allocations throughout the year, the intangible asset was reduced by $61,000 during 1996.

 3. ACQUISITION OF CRYSTAL RIVER ENGINEERING, INC. ("CRE")

     During the second quarter of 1996, the Company acquired 100% ownership of CRE, a privately held firm specializing in the development of 3D audio technologies. The acquisition consideration included purchase of stock for cash totaling approximately $2.9 million, the exchange of stock options valued at $2.8 million and other cash considerations (both current and deferred) totaling approximately $0.6 million. The acquisition was recorded using purchase accounting. All operating results of CRE subsequent to the date of acquisition have been included in the consolidated financial statements of Aureal. The fair value of CRE assets and liabilities at the date of acquisition were recorded in the Company's consolidated financial statements. As part of the allocation of fair values, the Company recorded a non-recurring write-off of approximately $6.0 million in the second quarter due to recognition that in-process research and development efforts associated with CRE's 3D audio technology had not reached technological feasibility with respect to the Company's product line at the date of acquisition. The Company plans to incorporate the CRE 3D audio technology into a number of its future products.

     Pro-forma information assuming the acquisition had taken place at the beginning of each fiscal year is shown below (in thousands, except per share amounts):

                                                                                FISCAL
                                                               FISCAL 1996       1995
                                                               -----------     ---------
        Revenues.............................................   $   3,909      $  49,628
        Costs and expenses...................................      21,725        154,173
                                                                 --------       --------
        Net loss.............................................   $ (17,816)     $(104,545)
                                                                 --------       --------
        Net loss per share...................................   $   (0.53)     $   (5.23)
                                                                 ========       ========

                           AUREAL SEMICONDUCTOR INC.

 4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities as of year end 1996 and 1995 consisted of the following:

                                                                      1996       1995
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Warranty and product support...............................  $  224     $  834
        Interest payable...........................................     325        633
        Professional fees and administrative claims arising from
          Chapter 11 filings.......................................     233        433
        Deferred technology support................................     105        587
        Other......................................................     342        442
                                                                     ------     ------
                                                                     $1,229     $2,929
                                                                     ======     ======

 5. LINE OF CREDIT FROM TCW

     The Company maintains a line of credit, with a current maturity date of March 31, 1998, with certain entities managed by TCW Special Credits, an affiliate of the TCW Group, Inc., ("TCW"). The maturity date (originally March 1, 1995) and the total availability under the line (ranging from $10 million to $22 million to date) have been negotiated periodically with TCW. In conjunction with the private placement of equity finalized in June 1996, the line of credit was reduced from $22 million to $20 million. Borrowings under the facility are secured by substantially all the assets of the Company and bear interest at the rate of prime (8.25% at December 29, 1996) plus five percent. At December 29, 1996, $10.3 million was outstanding under the line. Additionally, as of December 29, 1996, TCW and affiliated entities controlled approximately 45% of the Company's outstanding common stock.

     The Company is prohibited from declaring or paying cash dividends on its capital stock under the terms of the TCW line of credit.

 6. COMMITMENTS

  Operating Leases

     The Company utilizes facilities and certain equipment under non-cancelable operating leases that expire at various dates through the year 1999. Under the terms of the leases, the Company is generally responsible for taxes, insurance, and normal maintenance costs. The Company executed a sublease covering its former corporate offices which commenced January 1996 and continues through the term of the underlying lease.

     Aggregate future minimum annual payments under the operating leases and related sublease proceeds as of December 29, 1996 are as follows (in thousands):

                                                                  MINIMUM
                                                                 COMMITMENT     SUBLEASE
                                                                 ----------     --------
        1997...................................................    $1,147        $1,001
        1998...................................................       989           834
        1999...................................................       198            --
        2000 and thereafter....................................        --            --
                                                                   ------        ------
        Total minimum lease payments...........................    $2,334        $1,835
                                                                   ======        ======

     Rent expenses charged to operations totaled $0.2 million, $1.1 million and $2.6 million for the fiscal years 1996, 1995 and 1994, respectively.

                           AUREAL SEMICONDUCTOR INC.

  Pre-petition Claims

     Pursuant to the Plan of Reorganization under which the Company exited Chapter 11 Bankruptcy protection in 1994, certain lease claims and administrative tax claims were assumed by the Company as unsecured debt obligations. These obligations are payable in both monthly and quarterly installments through 2001 and bear interest at 9.0% to 9.3%.

     With respect to approximately $3.7 million of principal value of the above noted obligations, during the fourth quarter of 1995, the Company negotiated an extension on the maturity dates to December 2000 and a modification to the monthly installments thereon. These modifications reduced the debt service cash outflow for the Company by approximately $1.1 million in 1996, and $.9 million in 1997, however, the added interest expense on the lengthened payment schedule will add $550,000 to the total payments over the term of the debt.

     Minimum future payment obligations as of December 29, 1996 are as follows (in thousands):

        1997................................................................  $1,177
        1998................................................................   1,154
        1999................................................................   1,259
        2000................................................................   1,212
        2001 and thereafter.................................................      --
                                                                              ------
        Total future minimum payments.......................................   4,802
             Less amounts representing interest.............................    (732)
                                                                              ------
        Present value of future minimum payments............................   4,070
             Less current portion...........................................    (881)
                                                                              ------
        Long-term portion...................................................  $3,189
                                                                              ======

  Litigation

     The Company has received, and may receive in the future, communications from third parties asserting that the Company's trademarks or products infringe the proprietary rights of third parties or seeking indemnification against such infringement. Further, the laws relating to copyright infringement and restrictions under copyright law with respect to achieving compatibility with third party products are uncertain and have been changing significantly as a result of several recent court decisions. The costs of any litigation alleging that the Company has infringed the proprietary rights of a third party, or damages resulting from such a claim, could be substantial and could materially adversely affect the Company's business, financial condition and results of operations.

     In August 1995, Creative Technology, Ltd. ("Creative") filed a Complaint against the Company in the Superior Court of Alameda County, California, Creative Technology, Ltd. v. Media Vision, Inc., No. 755609-1, in which Creative alleges that the Company breached a Licensing and Settlement Agreement executed in August and September 1992 in connection with settlement and dismissal of earlier litigation between Creative and the Company. In the Complaint, Creative demanded that the court order the Company to cease using, licensing and selling certain software rights and products that are and/or contain what is allegedly the property of Creative. Creative further demanded that the court impose a constructive trust, for delivery to Creative, upon any revenues realized by the Company from the unauthorized use, sale or license of this technology and/or products. On December 18, 1995, the Company filed its Answer to the Complaint, generally denying its allegations. In January 1997, Creative filed a motion to dismiss the Complaint. The Court approved Creative's motion to dismiss this matter without prejudice on January 31, 1997.

                           AUREAL SEMICONDUCTOR INC.

     In July 1996, the Company received correspondence from Yamaha Corporation ("Yamaha") asserting that the Company's FM synthesis semiconductor device, which the Company discontinued selling in early 1996, may infringe on a number of Yamaha's patents. The Company has requested more specific information regarding Yamaha's assertions, however it does not believe that its FM synthesis device infringes upon any of Yamaha's patents. Yamaha has aggressively brought patent infringement actions against other companies which have developed replacement FM synthesis devices. Although there can be no assurance that Yamaha will not seek litigation against the Company, the Company does not believe that the costs of defense, which it would vigorously pursue, nor any findings therefrom, would have a material adverse effect on the Company's financial position.

     In October 1996, a counterclaim was filed by the Company's prior auditors, Ernst & Young LLP ("E&Y") naming the Company as a third-party defendant in a lawsuit involving the Company's prior creditors and E&Y. The third-party complaint sought indemnification and contribution from the Company for lawsuits filed against E&Y resulting from prebankruptcy activities. The Company believes that any such alleged obligations were discharged by bankruptcy court confirmation of the Company's Plan of Reorganization in 1994. On February 28, 1997, a motion for summary judgment was awarded in favor of the Company.

 7. STOCKHOLDERS' EQUITY (DEFICIT)

  Private Placement of Common Stock

     During the first half of 1996, in three private transactions, the Company sold a total of 18.9 million shares of Common Stock for $22 million. The proceeds from the sale of this stock were used for working capital, to pay down the existing TCW Credit Facility and to partially fund the acquisition of CRE. All shares sold in these transactions, along with other shares previously acquired by TCW have been registered for potential resale by the holders into the public market via a Form S-3 registration statement declared effective in June 1996 by the Securities and Exchange Commission.

     In May 1996, at the annual meeting of stockholders, the Company's stockholders approved an increase in the number of authorized shares of the Company's Common Stock from 50 million shares to 100 million shares.

  Stock Option Plans

     The Company has three stock option plans under which eligible individuals may be granted options to purchase shares of Common Stock. In 1994, the Board of Directors established and stockholders approved the 1994 Stock Option Plan (the "1994 Option Plan") whereby 3,000,000 shares of Common Stock were reserved for issuance to employees (including consultants and directors who are not employees). In August 1995, the Board of Directors established the 1995 Stock Option Plan (the "1995 Option Plan") whereby 1,000,000 additional shares were reserved for future issuance to employees (including consultants and directors who are not employees). In February 1996, the Board of Directors, in anticipation of the above noted private placement transactions, approved an increase of the share reserve under the 1995 Option Plan such that an aggregate 20% of all outstanding shares on a fully diluted basis would be available for issuance under the 1994 Option Plan and the 1995 Option Plan, combined. The 1995 Option Plan was approved by the stockholders at their May 1996 meeting. Options granted under the 1994 and 1995 Option Plans are either incentive stock options or non-statutory stock options, as designated by the plan administrator. In November 1996, the Board of Directors established the 1996 Outside Directors Stock Option Plan (the "1996 Directors Option Plan") whereby 200,000 shares of Common Stock were reserved for issuance to directors who are not employees. The 1996 Director Option Plan will be formally submitted for approval at the Stockholders' meeting in May 1997.

     The 1994 Option Plan provides that (i) the exercise price of an incentive stock option will be no less than the fair market value of the Company's Common Stock at the date of grant, and (ii) the exercise price to an

                           AUREAL SEMICONDUCTOR INC.

optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value, all as determined by the plan administrator. Vesting under the 1994 Option Plan provides the holder the right to exercise 20% of the shares 180 days after the date of grant, and the remaining 80% at the rate of 1/42 per month over the succeeding 42 months. The plan administrator has the authority to set exercise dates (no longer than ten years from date of grant, or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant.

     The 1995 Option Plan provides that (i) the exercise price of an incentive stock option will be no less than the fair market value of the Company's Common Stock at the date of grant, and (ii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value, all as determined by the plan administrator. Options under the 1995 Option Plan are generally exercisable immediately, but are subject to repurchase based upon certain criteria established by the plan administrator at the time the option is granted. The plan administrator has the authority to set exercise dates (no longer than ten years from date of grant, or five years for an optionee who meets the 10% criteria), payment terms and other provisions for each grant.

     The 1996 Directors Option Plan provides that (i) automatic grants of 30,000 stock options are made to eligible directors upon appointment or election to the Board and incremental grants of 5,000 stock options are made annually thereafter, and (ii) the exercise prices of the options will be the fair market value of the shares of stock on the date the options are granted. Vesting under the 1996 Directors Option Plan provides the holder the right to exercise 25% of the shares one year after the date of grant, and the remaining 75% at the rate of 2.08% per month over the succeeding 36 months. Any outstanding options terminate 10 years from the date of grant if not exercised previously.

     During 1995, approximately 1.3 million options granted under the 1994 Stock Option Plan were regranted at exercise prices equal to the fair market value on the dates of the regrants. The regrants did not affect the vested status of the shares.

     Activity under the three option plans described above from adoption through December 29, 1996 has been as follows:

                                                          OPTIONS OUTSTANDING
                                              -------------------------------------------
                                                                              WEIGHTED
                                  OPTIONS                    EXERCISE         AVERAGE         AGGREGATE
                                 AVAILABLE      STOCK          PRICE          EXERCISE        EXERCISE
                                 FOR GRANT     OPTIONS       PER SHARE         PRICE          PROCEEDS
                                 ----------   ----------   -------------   --------------   -------------
                                                                                                 (IN
                                                                                             THOUSANDS)
Shares reserved for issuance in
  March 1995...................   3,000,000
  Additional share
     reservation...............   1,000,000
  Options granted..............  (5,310,400)   5,310,400   $0.93 -- $4.00      $ 2.30          $12,193
  Options canceled.............   2,308,953   (2,308,953)  $0.93 -- $4.00      $ 3.42           (7,904)
                                 ----------   ----------
Balance at December 31, 1995...     998,553    3,001,447   $0.93 -- $1.88      $ 1.43            4,289
  Additional share
     reservation...............   8,567,067
  Options granted..............  (4,278,750)   4,278,750   $0.88 -- $2.48      $ 1.38            5,910
  Options assumed in CRE
     Acquisition...............  (2,644,845)   2,644,845   $0.12 -- $0.40      $ 0.28              733
  Options exercised............                 (301,907)  $0.12 -- $1.88      $ 0.79             (239)
  Options canceled.............     410,448     (461,287)  $0.36 -- $1.88      $ 1.60             (740)
                                 ----------   ----------
Balance at December 29, 1996...   3,052,473    9,161,848   $0.12 -- $2.48      $ 1.09          $ 9,953
                                 ==========   ==========

                           AUREAL SEMICONDUCTOR INC.

     As of December 29, 1996, options for 7,767,017 shares were exercisable at exercise prices ranging from $0.12 to $2.48 per share. Of the shares exercisable, 4,259,169 are subject to Company buyback provisions (which allow the Company to repurchase the shares at the option exercise price) as of December 29, 1996. Options outstanding prior to December 31, 1994 were canceled pursuant to the Plan of Reorganization under which the Company exited Chapter 11 Bankruptcy protection in 1994.

     In addition to the above stock option activity, the Company has issued stock warrants for a total of 100,000 shares during 1995 and 1996 at prices ranging from $1.38 to $1.63. These warrants will expire by December 31, 1997 if not previously exercised.

  SFAS No. 123 Disclosure

     Pursuant to SFAS No. 123, the Company recognized a charge to earnings of $58,000 in 1996 (the first year for which SFAS No. 123 was effective) for valuation of stock-based compensation granted to non-employees. In accordance with provisions of SFAS No. 123, the Company continues to apply ABP Opinion 25 and related Interpretations in accounting for its employee stock option plans. Accordingly, no compensation cost has been recognized related to employee stock option plan activity.

     SFAS No. 123 requires disclosure of calculated values for a fair value method of accounting for stock-based compensation granted to employees if such accounting under SFAS No. 123 is not implemented. The estimated fair values used for such disclosure are calculated utilizing an option pricing model with a number of assumptions relative to the Company's stock and stock options. Such valuation calculations are not necessarily indicative of the value of the stock options at the time of grant or any specific time in the future, but rather represent a calculation called for under the provisions of SFAS No. 123. The assumptions utilized in the Black-Scholes option pricing model are subject to a good deal of subjectivity, especially for a stock with little relevant trading history. Had the Company elected to recognize compensation cost, determined as the fair value of the options at grant date, under the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                           1996         1995
                                                         --------     ---------
Net loss (in thousands)    As reported.................  $(17,020)    $(103,833)
                                                          =======       =======
                           Pro forma...................  $(20,439)    $(106,142)
                                                          =======       =======
Loss per share             As reported.................  $  (0.51)    $   (5.19)
                                                          =======       =======
                           Pro forma...................  $  (0.61)    $   (5.31)
                                                          =======       =======

     For purposes of this disclosure, the fair value of each option granted to employees is estimated on the grant date using the Black-Scholes option pricing model, with the following weighted average assumptions for both years:

                    Expected dividend yield...................          0%
                    Expected stock price volatility...........         92%
                    Risk-free interest rate utilized..........          6%
                    Expected option life......................   3.4 years

     The weighted average grant date fair value of options granted during 1996 and 1995 were estimated as $1.09 and $1.19, respectively, utilizing the above assumptions and the estimation process called for under SFAS No. 123.

 8. EMPLOYEE BENEFIT PLAN

     The Company maintains the Aureal Semiconductor Tax Deferred Savings Plan (the "401(k) Plan") to provide retirement benefits for eligible employees. Under the terms of the 401(k) Plan, employees may elect

                           AUREAL SEMICONDUCTOR INC.

to contribute up to 15% of their gross compensation limited to a statutory maximum. The Company matches employee contributions at the rate of 50%. The 401(k) Plan was modified during 1995 whereby the Company contributions for participants vest over five years based upon the number of years employed. The matching contribution expense was $183,000, $107,000, and $283,000 in 1996, 1995 and 1994, respectively.

 9. INCOME TAXES

     The provision (benefit) for income taxes for the fiscal years 1996, 1995 and 1994 consisted of the following:

                                                            1996       1995       1994
                                                           ------     ------     ------
                                                                  (IN THOUSANDS)
        Federal income taxes:
          Current........................................  $   --     $   --     $   --
          Deferred.......................................      --         --       (716)
                                                           ------     ------     ------
                                                               --         --       (716)
        State income taxes:
          Current........................................      --         --       (223)
          Deferred.......................................      --         --         --
                                                           ------     ------     ------
                                                               --         --       (223)
                                                           ------     ------     ------
                                                           $   --     $   --     $ (939)
                                                           ======     ======     ======

The provision (benefit) for income taxes reconciles to the amount calculated by applying the federal statutory rate to income from continuing operations before provision for income taxes as follows:

                                                       1996         1995         1994
                                                      -------     --------     --------
                                                               (IN THOUSANDS)
        Federal tax (benefit) on loss from
          continuing operations before extraordinary
          item computed at statutory rate...........  $(5,787)    $(35,303)    $(54,024)
        State income taxes, net of federal
          benefit...................................       --           --         (147)
        Increase in valuation allowance.............    2,396       22,539       54,618
        Non-deductible reorganization and
          acquisition related expenses..............    2,894       13,288           --
        Research credits and other..................      497         (524)      (1,386)
                                                      -------     --------     --------
                                                      $    --     $     --     $   (939)
                                                      =======     ========     ========

     Deferred tax assets are comprised of the following:

                                                                   1996         1995
                                                                  -------     --------
                                                                     (IN THOUSANDS)
        Federal net operating loss carryforward.................  $91,308     $ 86,051
        Temporary differences...................................    1,089        4,200
        Tax credit carryforwards................................    2,222        1,972
                                                                  -------     --------
                                                                   94,619       92,223
        Valuation allowance.....................................  (94,619)     (92,223)
                                                                  -------     --------
                                                                  $    --     $     --
                                                                  =======     ========

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily receivable and inventory allowances and obligations for restructuring and bankruptcy proceedings attributable to the Company's former retail operations.

                           AUREAL SEMICONDUCTOR INC.

     There was no tax calculated in 1994 on the extraordinary gain on the forgiveness of debt as such gain is specifically excluded under the Internal Revenue Code of 1986, as amended. However, as a consequence of the forgiveness of debt exclusion, the net operating losses of the Company have been reduced. At December 29, 1996, the Company had available net operating loss carryforwards ("NOL's") of approximately $269 million to reduce future taxable income. During 1996 and 1995, certain bankruptcy claims were settled through either the issuance of stock or payment of cash. The finalization of such claims had the effect of increasing the NOL originating in years prior to 1995 from $165 million estimated as of December 31, 1994 to approximately $175 million. The NOL's expire on various dates through 2011. In connection with the adoption of fresh start accounting, any tax benefit resulting from the use of these NOL's or future tax deductible amounts will be applied to reduce the Reorganization Asset and any further benefit will be reported as a direct addition to stockholders' equity.

10. INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     Pursuant to the Company's restructuring in mid-1995, revenues after that time through 1996, consisted primarily of audio technology licensing fees related to the Company's legacy technologies, as the Company focused on the development of a number of new audio semiconductor products. During 1996, two customers accounted for approximately $2.5 million ($2.0 million and $500,000, respectively), or 72% of net sales, through license payments for these legacy audio technologies. The Company discontinued operations in its foreign locations during 1995, however, approximately 10% of the Company's 1996 revenues came from sales to foreign customers.

     Prior to the mid-1995 restructuring, the Company's sales consisted primarily of PC upgrade kits sold into both the U.S. and international PC retailer distribution channels. Sales in 1995 were split approximately 60% domestic to 40% international with that segment being nearly equally split between the European market and the combined Central and South American markets. One customer accounted for approximately 21% of net sales in 1995.

     In 1994, PC upgrade kit sales were split between the U.S. (73%) and the European (27%) markets, with no single customer accounting for more than 10% of net sales.

11. 1995 RESTRUCTURING CHARGE ATTRIBUTABLE TO RETAIL OPERATIONS

     The Company recorded a $61.6 million restructuring charge in 1995 to reflect the divestiture of its PC upgrade products retail operations. During the fourth quarter of 1996, the Company recorded an adjustment of $804,000 to reduce that charge based on its review of the remaining identified costs. The Company believes that no further costs will be incurred in connection with the restructuring.

     The following table summarizes the significant provisions included in the restructuring charge (in thousands):

        Writedown of Assets:
          Reorganization Asset.............................................  $30,485
          Inventories......................................................   16,712
          Equipment and Other..............................................    8,915
        Severance and Other Retail Obligations.............................    5,514
                                                                             -------
                  Total....................................................  $61,626
                                                                             =======

     The Reorganization Asset originated pursuant to the Company's POR whereby the fair value of the Company exceeded its net assets by $44.1 million as of December 30, 1994. In light of second quarter 1995 results and the Company's decision to divest its retail operations, it was determined that a significant portion of the Reorganization Asset could no longer be assured of recovery and a $30.5 million write-off was necessary.

                           AUREAL SEMICONDUCTOR INC.

The write-off was calculated by comparing the carrying value of the Reorganization Asset with discounted future cash flow projections over the remaining life of the Reorganization Asset using the Company's incremental borrowing rate. The cash flow projections anticipated the cost and probable future savings from the restructuring actions, the expected benefit from products and technologies then in the latter stages of development, and availability of existing capital.

     Severance and Other Retail Obligations included estimated future costs for severance, adverse purchase commitments (net of related proceeds from scrap sales) and contractual obligations for worldwide facilities.

12. 1994 RESTRUCTURING CHARGES INCURRED PRIOR TO CHAPTER 11 PROCEEDINGS

     During 1994, the Company initiated a restructuring program to reduce operating overhead, improve facility utilization, re-evaluate product marketing strategy and determine the proper workforce requirements to support future business levels. In the first quarter of that year, the Company recorded restructuring charges and other non-recurring charges of $36 million. In light of the Company's voluntary petition for relief under federal bankruptcy laws in July 1994, certain of the restructuring plans were refined by the Company in order to achieve the best means of permanent reductions in its cost structure. Accordingly, during the fourth quarter of 1994, the Company reclassified as bankruptcy expenses $21.9 million of non-recurring charges previously provided as components of certain restructuring programs originally recorded in the first quarter of 1994.

13. BANKRUPTCY CLAIMS AND EXPENSES INCURRED IN CONNECTION WITH CHAPTER 11 PROCEEDINGS

     Bankruptcy claims and expenses incurred in connection with the Chapter 11 proceedings in 1994 were as follows (in thousands):

        Allowed claims in excess of recorded liabilities at July 25,
          1994.............................................................  $63,834
        Professional fees..................................................    7,019
        Interest income....................................................      (47)
                                                                             -------
                                                                             $70,806
                                                                             =======

     The professional fees included the preparation and distribution of the POR as well as estimated future obligations associated with administering the outstanding bankruptcy claims, registration of TCW stock pursuant to its registration rights agreement, and amounts attributable to ongoing cooperation with governmental authorities and the plaintiffs in securities class action suits. Interest income consists of estimated interest earned on amounts accumulated during the Chapter 11 proceedings due to the nonpayment of pre-petition liabilities subject to compromise.

14. DISCONTINUED OPERATIONS

     In the second quarter of 1994, the Company initiated the sale of its software title publishing division. The software titles produced by the division were generally education and entertainment software products for use on CD-ROM equipped personal computers. The Company entered into an agreement to sell a substantial portion of the assets of its software title publishing division (such assets consisted primarily of capitalized development costs). The Company recorded a loss on disposal from discontinued operations totaling $4.9 million. There was no tax calculated on the discontinued operations of the software title publishing division given its cumulative operating losses since inception. Operating costs and expenses totaled $2.2 million during the phase-out period and exceeded management's original estimates primarily due to the volume of returned products. The Company used the proceeds from the sale of the assets of its software titles publishing division totaling $2.4 million to reduce the balance outstanding under the TCW Facility. Net sales from the software titles publishing division of $3.9 million were reclassified to income (loss) from operations of discontinued division for 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company reported no changes in independent accountants, nor disagreements with accountants on accounting and financial disclosure issues during 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information required under this item with respect to directors of the Company, see "Information Concerning the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 21, 1997 which sections are hereby incorporated by reference.

     For information required under this item with respect to executive officers of the Company see "Management" under Item 1.

ITEM 11. EXECUTIVE COMPENSATION

     For information required under this item with respect to executive compensation, see "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 21, 1997, which sections are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information required under this item with respect to beneficial ownership of the Company's voting securities by each director and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, see "Security Ownership by Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 21, 1997, which sections are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information required under this item with respect to certain relationships and related transactions, see "Board Compensation and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 21, 1997, which sections are hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

     The following financial statements of Aureal Semiconductor Inc. and related notes, together with the report thereon of Arthur Andersen LLP, the Company's independent public accountants, are set forth herein as indicated below.

                                                                                PAGE
                                                                                ----
        Report of Independent Public Accountants..............................   19
        Audited Consolidated Financial Statements:
          Consolidated Balance Sheets.........................................   20
          Consolidated Statements of Operations...............................   21
          Consolidated Statements of Cash Flows...............................   22
          Consolidated Statement of Stockholders' Equity (Deficit)............   23
        Notes to Consolidated Financial Statements............................   24

(a)(2)  FINANCIAL STATEMENT SCHEDULES:

        Included in Part IV of this Annual Report is the following schedule:

           Schedule II Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

(a)(3) EXHIBITS:

         EXHIBIT
           NO.                                 DESCRIPTION OF DOCUMENT
        ----------     ------------------------------------------------------------------------
         2.1           Agreement and Plan of Reorganization among the Company, Aureal
                       Acquisition Corporation, a wholly-owned subsidiary of the Company and
                       Crystal River Engineering, Inc., dated as of May 7, 1996(1)
         2.2           Second Amended Joint Plan of Reorganization dated November 10, 1994(4)
         3.1           Second Amended and Restated Certificate of Incorporation of the Company
                       dated May 8, 1996(2)
         3.2           Restated Bylaws of Aureal Semiconductor Inc.(6)
         4.1           Common Stock Purchase Agreement by and among the Company and certain beneficial owners of 5% or more of the Company's Common Stock, as amended(3)
         4.2           Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996(5)
        10.1           Amended and Restated Loan Agreement dated as of December 30, 1994 with
                       TCW Special Credits, and the First Amendment thereto dated March 22,
                       1995(4)
        10.2           Second Amendment to Amended Restated Loan Agreement dated as of July 24,
                       1995(3)
        10.3           Third Amendment to Amended and Restated Loan Agreement dated as of
                       February 16, 1996(3)
        10.4           Letter Agreement between TCW Special Credits and the Company dated June
                       5, 1996 reducing loan commitment from $22 million to $20 million(6)
        10.5           1995 Stock Option Plan(3)
        10.6           Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan(3)
        10.7           1994 Stock Option Plan(4)
        10.8           Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan(4)
        10.10          Industrial Space Sublease with Chemical Waste Management, Inc. dated
                       September 13, 1995(3)
        10.11          Offer Letter Agreement with Kenneth A. Kokinakis dated December 8,
                       1995(3)
        10.12          Form of Indemnity Agreement for Directors and Officers(6)
        10.13          1996 Outside Directors Stock Option Plan
        11.1           Computation of Earnings (Loss) Per Share
        23.1           Consent of Arthur Andersen LLP
        27.1           Financial Data Schedule (Edgar Only)

---------------

(1) Incorporated by reference to the exhibits filed with Form 8-K dated May 22, 1996

(2) Incorporated by reference to the exhibits filed with Form S-8 (Registration number 333-09531) filed August 2, 1996

(3) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1995

(4) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1994

(5) Incorporated by reference to the exhibits filed with Form S-3 (Registration number 333-3870) filed June 26, 1996

(6) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 29, 1996

(b) REPORTS ON FORM 8-K:

     The Company filed no reports on Form 8-K during the fourth quarter ended December 29, 1996.

                           AUREAL SEMICONDUCTOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                               BALANCE AT   CHARGED TO                         BALANCE AT
                                               BEGINNING    COSTS AND                            END OF
                                               OF PERIOD     EXPENSES    DEDUCTIONS OTHER(1)     PERIOD
                                               ----------   ----------   --------   --------   ----------
Year ended December 31, 1994:
  Accounts receivable allowances.............   $ 82,962     $ 104,544   $177,021   $(10,485)    $   --
  Allowances for excess and obsolete
     inventory...............................     56,872        10,647     62,847     (4,672)        --
Year ended December 31, 1995:
  Accounts receivable allowances.............         --        12,840     10,255         --      2,585
  Allowances for excess and obsolete
     inventory...............................         --        20,062     16,266         --      3,796
Year ended December 29, 1996:
  Accounts receivable allowances.............      2,585            --      2,562         --         23
  Allowances for excess and obsolete
     inventory...............................      3,796            --      3,796         --         --

---------------

(1) Reflects the effect of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aureal Semiconductor Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1997.

                                          AUREAL SEMICONDUCTOR INC.

                                               /s/ KENNETH A. KOKINAKIS
                                          --------------------------------------
                                          Kenneth A. Kokinakis, President and
                                          Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth A. Kokinakis and David J. Domeier, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, the exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                   DATE
-----------------------------------------------  -----------------------------  ---------------

           /s/ KENNETH A. KOKINAKIS               President, Chief Executive     March 24, 1997
-----------------------------------------------      Officer and Director
             Kenneth A. Kokinakis

             /s/ DAVID J. DOMEIER                 Vice President, Finance and     March 24 1997
-----------------------------------------------     Chief Financial Officer
               David J. Domeier                      (Principle Accounting
                                                           Officer)

          /s/ RICHARD E. CHRISTOPHER                       Director              March 24, 1997
-----------------------------------------------
            Richard E. Christopher
             /s/ L. WILLIAM KRAUSE                         Director              March 24, 1997
-----------------------------------------------
               L. William Krause

             /s/ D. RICHARD MASSON                         Director              March 24, 1997
-----------------------------------------------
               D. Richard Masson

           /s/ THOMAS K. SMITH, JR.                        Director              March 24, 1997
-----------------------------------------------
             Thomas K. Smith, Jr.

                                 EXHIBIT INDEX

     EXHIBIT
       NO.                               DESCRIPTION OF DOCUMENT                         PAGE(S)
    ----------     --------------------------------------------------------------------  -------
     2.1           Agreement and Plan of Reorganization among the Company, Aureal
                   Acquisition Corporation, a wholly-owned subsidiary of the Company and Crystal River Engineering, Inc., dated as of May 7, 1996(1).....
     2.2           Second Amended Joint Plan of Reorganization dated November 10,
                   1994(4).............................................................
     3.1           Second Amended and Restated Certificate of Incorporation of the
                   Company dated May 8, 1996(2)........................................
     3.2           Restated Bylaws of Aureal Semiconductor Inc.(6).....................
     4.1           Common Stock Purchase Agreement by and among the Company and certain beneficial owners of 5% or more of the Company's Common Stock, as amended(3)..........................................................
     4.2           Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996(5).....................
    10.1           Amended and Restated Loan Agreement dated as of December 30, 1994 with TCW Special Credits, and the First Amendment thereto dated
                   March 22, 1995(4)...................................................
    10.2           Second Amendment to Amended Restated Loan Agreement dated as of July
                   24, 1995(3).........................................................
    10.3           Third Amendment to Amended and Restated Loan Agreement dated as of
                   February 16, 1996(3)................................................
    10.4           Letter Agreement between TCW Special Credits and the Company dated
                   June 5, 1996 reducing loan commitment from $22 million to $20 million(6)..........................................................
    10.5           1995 Stock Option Plan(3)...........................................
    10.6           Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan(3)......................
    10.7           1994 Stock Option Plan(4)...........................................
    10.8           Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan(4)......................
    10.10          Industrial Space Sublease with Chemical Waste Management, Inc. dated
                   September 13, 1995(3)...............................................
    10.11          Offer Letter Agreement with Kenneth A. Kokinakis dated December 8,
                   1995(3).............................................................
    10.12          Form of Indemnity Agreement for Directors and Officers(6)...........
    10.13          1996 Outside Directors Stock Option Plan............................
    11.1           Computation of Earnings (Loss) Per Share............................
    23.1           Consent of Arthur Andersen LLP......................................
    27.1           Financial Data Schedule (Edgar Only)................................

---------------

(1) Incorporated by reference to the exhibits filed with Form 8-K dated May 22, 1996

(2) Incorporated by reference to the exhibits filed with Form S-8 (Registration number 333-09531) filed August 2, 1996

(3) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1995

(4) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1994

(5) Incorporated by reference to the exhibits filed with Form S-3 (Registration number 333-3870) filed June 26, 1996

(6) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 29, 1996