Form 10-Q
period 1997-03-30
AUREAL SEMICONDUCTOR INC
filed 1997-05-07
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.




                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

                         Commission File Number 0-20684



                            AUREAL SEMICONDUCTOR INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  94-3117385
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification Number)

                                 4245 TECHNOLOGY
                                FREMONT, CA 94538
                    (Address of principal executive offices)
                            Telephone: (510) 252-4245

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

At May 2, 1997, 39,447,281 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q contains 20 pages. The exhibit index is on page 19.

                            AUREAL SEMICONDUCTOR INC.


                                    FORM 10-Q

                                Table of Contents

                                                                                                  Page
PART I.  FINANCIAL INFORMATION
           Item 1.  Financial Statements .....................................................       3
           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations .............................................................      12

PART II.  OTHER INFORMATION
           Item 1.   Legal Proceedings .......................................................      17
           Item 5.   Other Information .......................................................      17
           Item 6.   Exhibits and Reports on Form 8-K ........................................      17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                            AUREAL SEMICONDUCTOR INC.

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

           The Interim Condensed Consolidated Financial Statements of Aureal Semiconductor Inc. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements at December 29, 1996 and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

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

           The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended March 30, 1997 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 28, 1997.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                          March 30,     December 29,
                                                                           1997            1996
                                                                        ------------    ------------
                                                                         (Unaudited)
ASSETS:

   Current assets:
        Cash and cash equivalents                                         $       8       $      18
        Restricted cash                                                         100            --
        Accounts receivable                                                     151              63
        Inventories                                                             195              74
        Prepaid expenses and other current assets                               295             403
                                                                          ---------       ---------
             Total current assets                                               749             558
   Property and equipment:
        Machinery and equipment                                               2,725           2,596
        Furniture, fixtures and improvements                                    914             914
                                                                          ---------       ---------
                                                                              3,639           3,510
        Accumulated depreciation and amortization                            (2,683)         (2,518)
                                                                          ---------       ---------
             Net property and equipment                                         956             992

   Reorganization Asset, less accumulated amortization
        of $11,721 in 1997 and $11,096 in 1996                                1,875           2,500
   Other assets                                                                  84              95
                                                                          ---------       ---------
             Total assets                                                 $   3,664       $   4,145
                                                                          =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

   Current liabilities:
        Accounts payable                                                  $     545       $     670
        Accrued compensation and benefits                                       999           1,278
        Other accrued liabilities                                             1,274           1,229
        Current portion of pre-petition claims                                  898             881
                                                                          ---------       ---------
             Total current liabilities                                        3,716           4,058

   TCW Credit Facility                                                       13,760          10,325
   Long-term portion of pre-petition claims and deferred obligations          5,245           5,523
                                                                          ---------       ---------
             Total liabilities                                               22,721          19,906
                                                                          ---------       ---------

   Stockholders' equity (deficit):
        Common stock, $0.001 par value:
             Authorized shares - 100,000,000; Issued and outstanding
             shares - 39,439,138 in 1997 and 39,190,795 in 1996                  39              39
        Additional paid-in capital                                          105,241         105,053
        Accumulated deficit                                                (124,337)       (120,853)
                                                                          ---------       ---------
             Total stockholders' equity (deficit)                           (19,057)        (15,761)
                                                                          ---------       ---------

             Total liabilities and stockholders' (deficit)                $   3,664       $   4,145
                                                                          =========       =========


                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Quarter Ended
                                                 ------------------------
                                                  March 30,     March 31,
                                                    1997          1996
                                                 ----------     ---------
                                                       (Unaudited)
Net sales                                         $    427       $  2,532
Cost of sales                                           20            119
                                                  --------       --------
Gross Margin                                           407          2,413

Operating expenses:
      Research and Development                       1,438          1,617
      Sales and Marketing                              778            150
      General and Administrative                       584            554
      Amortization of Reorganization Asset             625            625
                                                  --------       --------
           Total operating expenses                  3,425          2,946
                                                  --------       --------

Operating loss                                      (3,018)          (533)

      Interest income                                    3             65
      Interest expense                                (522)          (785)
      Other income (expense)                            53            181
                                                  --------       --------
Loss from operations before income taxes            (3,484)        (1,072)

Provision for income taxes                            --             --
                                                  --------       --------

Net loss                                          $ (3,484)      $ (1,072)
                                                  ========       ========

Net loss per share                                $   (.09)      $  (0.05)
                                                  --------       --------

Shares used in calculating per share amounts        39,304         23,242
                                                  ========       ========


                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                             Quarter Ended
                                                       ------------------------
                                                         March 30,     March 31,
                                                           1997          1996
                                                        ----------     ---------
                                                              (Unaudited)
OPERATING ACTIVITIES
Net loss from operations                                  $(3,484)      $ (1,072)
Adjustments to reconcile net loss from operations
  to net cash used in operating activities:
      Depreciation and amortization                           801            780
      Changes in operating assets and liabilities:
           Restricted cash                                   (100)          --
           Accounts receivable                                (88)            10
           Inventories                                       (121)           101
           Prepaid expenses and other current assets          108           (128)
           Other assets                                      --               26
           Accounts payable                                  (125)          (456)
           Accrued compensation and benefits, and
             other accrued liabilities                       (224)        (1,786)
                                                          -------       --------
Net cash used in operating activities                      (3,233)        (2,525)
                                                          -------       --------

INVESTING ACTIVITIES
Acquisition of property and equipment                        (129)           (28)
                                                          -------       --------
Net cash used in investing activities                        (129)           (28)
                                                          -------       --------

FINANCING ACTIVITIES
Proceeds from TCW Credit Facility                           3,535          1,883
Repayment on TCW Credit Facility                             (100)        (1,633)
Principal payments on pre-petition claims                    (261)          (205)
Proceeds from issuance of common stock, net of
  issuance costs                                              178          9,993
                                                          -------       --------
Net cash provided by financing activities                   3,352         10,038
                                                          -------       --------

Net increase (decrease) in cash and cash equivalents          (10)         7,485
Cash and cash equivalents at beginning of period               18             22
                                                          -------       --------
Cash and cash equivalents at end of period                $     8       $  7,507
                                                          =======       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                             $   383       $  1,388


                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    THE COMPANY AND RECENT EVENTS

      Aureal Semiconductor Inc., together with its subsidiary Crystal River Engineering, Inc. (combined, the "Company") specialize in the design and marketing of audio semiconductor technologies for use in both the PC and home electronics markets. Crystal River Engineering, Inc. ("CRE"), founded in 1987 and acquired by Aureal in the second quarter of 1996, has been a pioneer in the development of 3D audio technologies. The Company's business plan combines the development and sale of audio processing semiconductor chips as well as technology licensing agreements designed to define and maintain audio standards in the marketplace.

      The Company maintains a $20 million line of credit with a current expiration date of March 31, 1998. The Company's current projections indicate that there will not be sufficient cash flow from operations to fund that obligation. The Company plans to negotiate with the lender during 1997 to refinance or otherwise extend the line. The Company's ability to continue operations is dependent on refinancing that line or obtaining replacement financing. There can be no assurance that extension or renegotiation of the credit line will occur or that replacement financing can be obtained.

      As of March 30, 1997, the Company had a working capital deficit of $3.0 million and shareholders' deficit of $19.1 million. In addition, the Company anticipates the need to expand the business with the manufacture of products (through outside foundries) and financing of customer receivables as sales of semiconductor products are anticipated to increase in 1997. Working capital to provide for this growth is expected to be provided primarily from the Company's working capital line of credit (See Note 4). Estimations of cash flows from operations are inherently difficult for a company just commencing sales. The Company expects to require financing, in addition to the availability under its TCW Credit Facility, during 1997 to support its growth. The Company is currently considering various financing options, including additional equity capitalization. The Company's primary lender and largest shareholder, TCW, has expressed its commitment to provide funds to support the cash flow requirements of the Company's current business plan at least through fiscal 1997. If the Company finds it necessary to materially alter its business plan, financing to provide for its cash flow requirements may not be available from TCW or others.

      Prior to August 1995, the Company derived substantially all of its revenues from the design, development and sale of multimedia add-in systems for PCs marketed through electronics retailers and distributors. At that time, the Company announced that it was divesting its multimedia components business to implement a business plan based on development and sale of software and semiconductor solutions providing advanced audio for the PC and consumer electronics markets. As part of this change in business, in the first quarter of 1996, the Company sold the Media Vision brand name, related trade names and other assets of its previous retail products business to a third party. The sales agreement transferred the retail customer service and technical support obligations to the buyer. It also provided for a royalty stream on sales made under the Media Vision brand name, which commenced during the first quarter of 1997, and a commitment by the buyer to purchase products incorporating the Company's current advanced audio solutions for the PC market.

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

      The Company, in May 1996, acquired 100% ownership of CRE, a privately held firm specializing in 3D audio technology development. The total recorded cost of the acquisition was $6.4 million. Aureal recorded, in the second quarter of 1996, a write-off of $6.0 million due to the recognition that in-process research and development efforts associated with CRE's 3D audio technologies had not reached technological feasibility with respect to the Company's product line at the date of acquisition.

      In early September 1996, the Company introduced Aureal 3D, the first interactive 3D audio solution for implementation in both the PC and consumer electronics applications. The introduction included the announcement of 3D technology licensing agreements with Diamond Multimedia Systems Inc. and Oak Technology, Inc. Also in September, the Company announced the VSP901 Dolby Pro Logic Surround Processor, an Aureal proprietary semiconductor designed to produce a complete Dolby surround sound solution utilizing only two speakers.

      The Company announced production availability for the VSP901 Single-Chip Dolby Pro Logic Virtual Surround Processor in January 1997. The Company also signed a licensing agreement with Analog Devices Inc. for Aureal's "A3D Interactive" technology.

      In March 1997, both Diamond Multimedia Systems Inc. and Oak Technology, Inc. announced products which include the licensed "A3D Interactive" technology from Aureal. In addition, that same technology was both incorporated in titles released by leading game developers and supported under Microsoft's new DirectSound 5.0 standard.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain reclassifications have been made to the prior period financial statements to conform to the March 30, 1997 presentation.

      The Interim Condensed Consolidated Financial Statements of Aureal Semiconductor Inc. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements at December 29, 1996 and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

      The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended March 30, 1997 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 28, 1997.

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

      Cash Equivalents and Restricted Cash

      The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. As of March 30, 1997, $100,000 in restricted cash deposits represented collateral for an outstanding Stand-by Letter of Credit, supporting product purchase orders.

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

      Concentration of Credit Risks

      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables is limited as the majority of the Company's customers are well-established companies or government agencies. Additionally, the Company establishes an allowance for doubtful accounts, if necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other available information.

      Stock Option Accounting - SFAS No. 123 Adoption

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which requires increased disclosure of certain calculated value information related to stock options granted to employees and new accounting treatment for stock-based compensation granted to non-employees. The Company adopted SFAS No. 123 effective for 1996. As a result, a charge of $10,000 was recognized during the quarter ended March 30, 1997 related to stock options granted to non-employees.

      Earnings (Loss) Per Share

      Loss per share is based upon the weighted average common shares outstanding for the year. Primary earnings (loss) per share is based upon the weighted average common and common equivalent shares outstanding during the period. Equivalent shares, if any, are calculated using the treasury stock method and consist of outstanding stock options that have a dilutive effect on earnings per share (EPS). No stock option information was incorporated into the calculations for any fiscal period presented as, due to the net loss position, any affect would be antidilutive.

      The Financial Accounting Standards Board has issued SFAS No. 128 which is effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 replaces primary (EPS) with basic EPS. Fully diluted EPS, called diluted EPS under SFAS No. 128, is still calculated using the treasury stock method and includes outstanding warrants and stock options that have a dilutive effect on earnings per share. Pro forma amounts of earnings (loss) per share for both basic EPS and diluted EPS, for both the first quarter of 1997 and the first quarter of 1996, would not differ from the amounts stated.

      Amortization of Intangibles

      At December 31, 1994, the reorganization value of the Company in excess of its net assets generated a $44.1 million intangible value that was classified as a reorganization asset in the consolidated balance sheet of the Company ("Reorganization Asset"). The value of the Reorganization Asset was reduced to in the second quarter of 1995 as the Company exited the retail products business. The net remaining Reorganization Asset of $1,875,000 as of March 30, 1997 is being amortized at a rate of $625,000 per quarter through 1997.

      In conjunction with the acquisition of (CRE) made during the second quarter of 1996 (See Note 3), the allocation of the purchase price included an intangible asset of $150,000 which was recorded on the Company's books. Amortization over the estimated useful life of eighteen months for the intangible asset value commenced in mid-1996. As a result of further asset value allocations throughout the year, the intangible asset was reduced by $61,000 during 1996.

3.    ACQUISITION OF CRYSTAL RIVER ENGINEERING, INC. ("CRE")

      During the second quarter of 1996, the Company acquired 100% ownership of CRE, a privately held firm specializing in the development of 3D audio technologies. The acquisition consideration included purchase of stock for cash totaling approximately $2.9 million, the exchange of stock options valued at $2.8 million and other cash considerations (both current and deferred) totaling approximately $0.6 million. The acquisition was recorded using the purchase accounting method. The fair value of CRE assets and liabilities at the date of acquisition were recorded in the Company's consolidated financial statements. As part of the allocation of fair values, the Company recorded a non-recurring write-off of approximately $6.0 million in the second quarter due to recognition that in-process research and development efforts associated with CRE's 3D audio technology had not reached technological feasibility with respect to the Company's product line at the date of acquisition. The Company plans to incorporate the CRE 3D audio technology into a number of its future products.

4.    TCW CREDIT FACILITY

      The Company maintains a line of credit, with a current maturity date of March 31, 1998, with certain entities managed by TCW Special Credits, an affiliate of the TCW Group, Inc. ("TCW"). The maturity date (originally March 1,
1995) and the total availability under the line (ranging from $10 million to $22 million to date) have been negotiated periodically with TCW. In conjunction with the private placement of equity, finalized in June 1996, the line of credit was reduced from $22 million to $20 million. Borrowings under the facility are secured by substantially all the assets of the Company and bear interest at the rate of prime (8.50% at March 30, 1997) plus five percent. At March 30, 1997, $13.8 million was outstanding under the line. Additionally, as of March 30, 1997, TCW and affiliated entities controlled approximately 45% of the Company's outstanding common stock.

      The Company's current projections indicate that there will not be sufficient cash flow from operations to fund the obligation to repay the debt upon its current maturity date of March 31, 1998. The Company plans to negotiate with the lender during 1997 to refinance or otherwise extend the line. The Company's ability to continue operations is dependent on refinancing that line or obtaining replacement financing. There can be no assurance that such extension or renegotiation of the credit line will occur or that replacement financing can be obtained.

      The Company is prohibited from declaring or paying cash dividends on its capital stock under the terms of the TCW line of credit.

5.    INCOME TAXES

      The Company was not required to provide for income taxes in the first quarter of 1997 or 1996 due to its net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability.

      At December 29, 1996, the Company had available net operating loss carryforwards ("NOL's") of approximately $269 million to reduce future taxable income. The NOL's expire on various dates through 2011. In connection with the adoption of fresh start accounting, any tax benefit resulting from the use of the NOL's generated prior to the bankruptcy plan confirmation in 1994 will be applied to reduce the Reorganization Asset and any further benefit will be reported as a direct addition to stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 29, 1996, CONTAINED IN FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

      FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, DEPENDENCE ON NEW TECHNOLOGY, FOUNDRY CAPACITY AND RELIABILITY; DEPENDENCE ON THE PC AND CONSUMER ELECTRONICS INDUSTRIES AND ON A PRODUCT LINE BASED ON A NEW TECHNOLOGY; COMPETITION AND PRICING PRESSURES; THE NEED FOR ADDITIONAL FINANCING TO SUPPORT FUTURE GROWTH, AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      The Company's legacy audio technologies stem from its prior business as a developer and manufacturer (on a contract basis) of multimedia sound cards and peripheral upgrade kits for the retail PC marketplace. The Company was active in that business from its founding in 1990 through mid-1995 (operating under the name Media Vision Technology Inc.) when it announced its intention to exit that marketplace to concentrate all of its resources on the development of advanced audio technologies for use by the OEM (Original Equipment Manufacturer) marketplace. Both revenues and expenses during the first quarter of 1996 pertain to the Company's exit from the retail PC upgrade kit market. This contrasts with the first quarter of 1997, where operating results reflect the start-up of the Company's business plan to design and market advanced audio semiconductor technologies to both PC and consumer electronics OEMs.

      During 1996 and the first quarter of 1997, a number of significant changes took place in the Company's business. Some of these events are detailed in Footnote 1 to the Condensed Consolidated Financial Statements in Item 1 of this report. These changes include:

              - In the first quarter of 1996, the Company sold the Media Vision brand name, related trade names and other assets of its previous retail products business to a third party. The sales agreement transferred the retail customer service and technical support obligations to the buyer.

              - In three transactions from February through June 1996, the
                Company completed the private sale of 18.9 million shares of common stock for $22 million. In conjunction with this equity infusion, the total availability under the Company's line of credit was reduced from $22 million to $20 million.

              - The Company, in May 1996, acquired 100% ownership of CRE, a privately held firm specializing in 3D audio technology development. The total recorded cost of the acquisition was $6.4 million. Aureal recorded, in the second quarter of 1996, a write-off of $6.0 million due to the recognition that in-process research and development efforts associated with CRE's 3D audio technologies had not reached technological feasibility with respect to the Company's product line at the date of acquisition.

      The Company's current strategy combines the development and sale of audio processing semiconductor chips, along with technology licensing agreements with companies strategic to the definition and maintenance of high quality audio standards in the marketplace. The Company has signed licensing agreements with a number of companies providing for the inclusion of Aureal's A3D Interactive technologies in licensee's products. The first two of these products were introduced in the first quarter of 1997, however further product releases and availability dates are dependent upon each licensee's abilities to develop and release products.

      The semiconductor industry is extremely competitive, and is characterized by rapid technological change, evolving industry standards, changing market conditions and frequent new product introductions and enhancements. The introduction of products embodying new technologies or standards can render existing products or products under development obsolete or unmarketable. Many of the Company's competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. Accordingly, the Company's success in implementing its strategy to focus on the audio semiconductor business will depend in large part on its ability to anticipate industry changes and to develop and introduce new products on a timely basis. Development and customer acceptance of new products is inherently uncertain, and there can be no assurance that the Company will successfully complete the development of its advanced audio products or technologies on a timely basis or that such products or technologies will be commercially successful.

RESULTS OF OPERATIONS

      Net Sales

      Net sales for the first quarter of 1997 were $0.4 million consisting primarily of revenues from licensing transactions. The Company has entered into 3D audio technology ("A3D") licenses with Diamond Multimedia Systems Inc., Oak Technology, Inc., Analog Devices Inc. and Rockwell Semiconductor Systems. No revenues were recorded in the first quarter of 1996 with respect to any of these transactions. The Company has licensed some of its audio technology to third parties with the expectation that such technology be incorporated into the third parties' semiconductor products. Such revenues, generally in the form of per-unit royalties are recognized upon reported sales of licensed units. No significant continuing obligations or delivery requirements exist with respect to the licenses.

      The company announced production availability for two of its new semiconductor products: the VSP901 Single-Chip Dolby Pro Logic Virtual Surround Processor, and the ASP321 Karaoke Processor during the first quarter of 1997. Since these products only became available for the first time this quarter, their contribution to first quarter revenues was minimal.

      Net sales in the first quarter of 1996 totaled $2.5 million consisting of revenues from both licensing transactions and sales of semiconductor products embodying pre-existing legacy audio technology. The Company does not anticipate significant future revenues from this legacy audio technology.

      Gross Margin

      Gross margin of $0.4 million in the first quarter of 1997 and $2.4 million for the first quarter of 1996 both represented 95% of sales. In both years, this resulted from the large percentage of net sales represented by licensing transactions. The vast majority of costs related to technology licensing are recorded as research and development costs during the development period of the technology. Relatively little current cost is connected directly with the sales, thus producing relatively high gross margin percentages. As the Company markets its semiconductor products, margin percentages will move downward to reflect the current cost of producing physical product for sale.

      Research and Development

      Research and development expenditures decreased slightly at $1.4 million in the first quarter of 1997 compared to $1.6 million in the first quarter of 1996. The change was primarily due to two factors. First, 1996 included significant expenses related to both the purchase of design work from outside companies, and the purchase of support tools for the in-house development staff, neither of which occurred to the same extent in the first quarter of 1997.
The second factor is a transfer of technical personnel from Research and Development to Marketing during the first half of 1996. The purpose was to strengthen the newly formed Marketing and Product Development groups, and to move customer specific product development efforts closer to the Sales and Marketing staff. The Company expects the level of spending on research and development will remain relatively constant or increase in dollars in future periods.

      Selling and Marketing

      Selling and marketing expenses increased in the comparable first quarters from $0.2 million in 1996 to $0.8 million in 1997. The increase was expected and occurred in essentially all areas of sales and marketing. The largest component of the increased expenses was related to the transfer of technical positions from Research and Development to Marketing, as discussed above. Selling and marketing expenses are expected to generally rise over the long term as travel, promotion and marketing costs increase as Aureal spends more time with customers.

      General and Administrative

      General and administrative expenses remained relatively constant in the comparable first quarters at $0.6 million in both 1996 and 1997. This stabilization reflected continued cost containment efforts within the Company. General and administrative costs are anticipated to increase in future quarters in support of the Company's activities as product shipments increase.

      Amortization of Reorganization Asset

      The Reorganization Asset originated pursuant to the Company's valuation upon its exit from bankruptcy protection on December 30, 1994 whereby the fair value of the Company exceeded its net assets by $44.1 million. The Reorganization Asset initially was being amortized over three years at the rate of $3.7 million per fiscal quarter. During the second quarter of 1995, it was determined that a significant portion of the Reorganization Asset could no longer be assured of recovery and a $30.5 million write-off was recorded. The remaining Reorganization Asset value is being amortized through 1997 at the rate of $625,000 per fiscal quarter.

      Interest Expense

      Interest expense for the first quarter of both years consisted primarily of interest on the TCW Credit Facility at the rate of prime plus 5%. Equity funding totaling $22 million in the first half of 1996 was utilized to both fund current working capital needs and pay down the TCW Credit Facility. The reduction in the debt balance outstanding reduced interest expense in the first quarter of 1997. The balance on the TCW Credit Facility is expected to increase over future fiscal quarters as it is utilized as a source of working capital.

      Interest Income and Other Income

      Interest income for the first quarter of 1996 was $65,000 consisting primarily of interest on funds received from the private placements of Common Stock in February and March of 1996. Terms of the private placement transactions placed certain restrictions on the Company's ability to use the proceeds to reduce the outstanding balance on the TCW Credit Facility. The invested cash declined during 1996 as it was utilized for ongoing costs of operations, as well as for the acquisition of CRE. With cash balances at a minimum at the end of the first quarter of 1997, future interest income is not expected to be significant.

      The Company recognized net other income of $53,000 and $181,000 in the first quarters of 1997 and 1996 respectively. The income recognized in 1996 resulted primarily from the sale of assets and various VAT refunds and other old business sources in excess of previously recorded amounts. Other income for the first quarter of 1997 also results from the sale of assets, various refunds and miscellaneous other receipts.

      Income Taxes

      The Company was not required to provide income taxes in the first quarter of either 1996 or 1997 due to its net operating losses. No tax benefit has been recorded for the loss due to the uncertainty as to its realizability.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 30, 1997, the Company had a working capital deficit of $3.0 million and shareholders' deficit of $19.1 million. Currently, the net cash flow requirements for the Company have been running in excess of $1 million per month. The primary factor is the outflow from cash-based operating expenses, without significant inflow from the cash receipt of revenue dollars. In addition, the Company anticipates the need to expand the business with the manufacture of products (through outside foundries) and financing of customer receivables as sales of semiconductor products are anticipated to increase in 1997. Working capital to provide for this growth is expected to be provided primarily from the Company's working capital line of credit. Estimations of cash flows from operations are inherently difficult for a company just commencing sales. The Company expects to require financing, in addition to the availability under its TCW Credit Facility, during 1997 to support its growth. The Company is currently considering various financing options, including additional equity capitalization. The Company's primary lender and largest shareholder, TCW, has expressed its commitment to provide funds to support the cash flow requirements of the Company's current business plan at least through fiscal 1997. If the Company finds it necessary to materially alter its business plan, financing to provide for its cash flow requirements may not be available from TCW or others.

      Capital expenditures of $129,000 during the first quarter of 1997 consisted primarily of hardware and software tools utilized in the Company's research and development activities. Similar levels of capital expenditures are anticipated during future quarters of 1997.

      The TCW line of credit has a current maturity date of March 31, 1998. Borrowings under the line of credit are secured by substantially all assets of the Company, and bear interest at the rate of prime plus 5% per annum. The maturity date (originally July 30, 1995) and the total availability under the line (ranging from $15 million to $22 million to date) have been negotiated periodically with TCW. As of May 2, 1997, $15.2 million was outstanding under the line, with $4.8 million available for further borrowing. In addition, as of May 2, 1997, TCW owned 45% of the outstanding Common Stock of the Company.

RISK FACTORS

      In evaluating the Company's business, the following factors should be considered in addition to the other information in this Form 10-Q.

      Emerging Technology - Product Concentration

      The primary technology for the Company's anticipated products is new and emerging in the marketplace. The Company is working to set standards for new product category of 3D audio in both the PC and consumer electronics markets. There is no assurance that the markets will develop and recognize the value of the Company's products, or that such events will occur over a time period to allow the Company to successfully participate in the markets' anticipated growth.

      In addition, the Company is seeking to compete in an area of rapid technological change and potentially short product life cycles. The Company must develop, market and sell products in time frames appropriate to the marketplace. The Company expects that potential competition may come from companies who have financial and other resources significantly greater than those of the Company.

      Need for Foundry Access

      The Company is a "fabless semiconductor firm" which depends on outside manufacturing resources for production of its semiconductor products. As such, the Company places a high value on maintaining strong relationships with potential manufacturing sources. Such foundry relationships can take many forms, and the company is constantly exploring the expansion of existing relationships. The Company believes it has access to sufficient foundry capacity to provide manufacturing resources for its currently anticipated products. This capacity is subject to overall industry demand as well as individual factors which can impact any specific manufacturer's ability or intention to provide product manufacturing resources to the Company. There is no assurance that the Company can continue to obtain sufficient foundry capacity, or maintain such capacity at acceptable costs.

      Dependence on Personnel

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      In August 1995, Creative Technology, Ltd. ("Creative") filed a Complaint against the Company in the Superior Court of Alameda County, California, Creative Technology, Ltd. v. Media Vision, Inc., No. 755609-1, in which Creative alleged that the Company breached a Licensing and Settlement Agreement executed in August and September 1992 in connection with settlement and dismissal of earlier litigation between Creative and the Company. In the Complaint, Creative demanded that the court order the Company to cease using, licensing and selling certain software rights and products that are and/or contain what is allegedly the property of Creative. Creative further demanded that the court impose a constructive trust, for delivery to Creative, upon any revenues realized by the Company from the unauthorized use, sale or license of this technology and/or products. On December 18, 1995, the Company filed its Answer to the Complaint, generally denying its allegations. In January 1997, Creative filed a motion to dismiss the Complaint. The Court approved Creative's motion to dismiss this matter without prejudice on January 31, 1997.

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

ITEM 5.         OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit index at page 19.

      (b)   Reports on Form 8-K:

           The Company filed no reports on Form 8-K during the first quarter ended March 30, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AUREAL SEMICONDUCTOR INC.




Date:      May 7, 1997                    By: /s/Kenneth A. Kokinakis
                                              -----------------------
                                          Kenneth A. Kokinakis
                                          President and Chief Executive Officer


Date:      May 7, 1997                    By: /s/David J. Domeier
                                              -------------------
                                          David J. Domeier
                                          Vice President of Finance
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                         Description of Document
-----------                         ------------------------
2.1                 Agreement and Plan of Reorganization among the Company,
                    Aureal Acquisition Corporation, a wholly-owned subsidiary of the Company and Crystal River Engineering, Inc., dated as of
                    May 7, 1996 (1)

2.2                 Second Amended Joint Plan of Reorganization dated November
                    10, 1994 (4)

3.1 Second Amended and Restated Certificate of Incorporation of the Company dated May 8, 1996 (2)

3.2                 Restated Bylaws of Aureal Semiconductor Inc. (6)

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

10.2 Second Amendment to Amended Restated Loan Agreement dated as of July 24, 1995 (3)

10.3 Third Amendment to Amended and Restated Loan Agreement dated as of February 16, 1996 (3)

10.4 Letter Agreement between TCW Special Credits and the Company dated June 5, 1996 reducing loan commitment from $22 million to $20 million (6)

10.5                1995 Stock Option Plan (3)

10.6 Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan (3)

10.7                1994 Stock Option Plan (4)

10.8 Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan (4)

10.10               Industrial Space Sublease with Chemical Waste Management,
                    Inc. dated September 13, 1995 (3)

10.11               Offer Letter Agreement with Kenneth A. Kokinakis dated
                    December 8, 1995 (3)

10.12               Form of Indemnity Agreement for Directors and Officers (6)

10.13               1996 Outside Directors Stock Option Plan (7)

Exhibit No.                      Description of Document
-----------                      ------------------------
11.1                Computation of Earnings (Loss) Per Share (See Page 5)

27.1                Financial Data Schedule (Edgar Only)

--------------------

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

(3) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1995

(4) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1994

(5) Incorporated by reference to the exhibits filed with Form S-3 (Registration number 333-3870) filed June 26, 1996

(6) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 29, 1996

(7) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 29, 1996