Form 10-Q
period 1997-06-30
AUREAL SEMICONDUCTOR INC
filed 1997-08-11
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

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

                                                Yes    X     No
                                                   ---------    ---------

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                Yes    X     No
                                                   ---------    ---------

At August 6, 1997, 41,724,133 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q contains 18 pages. The exhibit index is on page 17.

                            AUREAL SEMICONDUCTOR INC.


                                    FORM 10-Q

                                Table of Contents

                                                                                                                Page
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements..........................................................................  3
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations..................................................................................  11

PART II.  OTHER INFORMATION
         Item 4.  Submission of Matters to a Vote of Security Holders........................................... 16
         Item 6.  Exhibits and Reports on Form 8-K.............................................................. 16

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

     The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended June 29, 1997 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 28, 1997.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                              June 29,          December 29,
                                                                                 1997               1996
                                                                              ---------           ---------
                                                                             (Unaudited)
ASSETS:

   Current assets:
       Cash and cash equivalents                                              $      16           $      18
       Restricted cash                                                              103                  --
       Accounts receivable                                                          177                  63
       Inventories                                                                  319                  74
       Prepaid expenses and other current assets                                    287                 403
                                                                              ---------           ---------
           Total current assets                                                     902                 558
   Property and equipment:
       Machinery and equipment                                                    2,775               2,596
       Furniture, fixtures and improvements                                         915                 914
                                                                              ---------           ---------
                                                                                  3,690               3,510
       Accumulated depreciation and amortization                                 (2,848)             (2,518)
                                                                              ---------           ---------
           Net property and equipment                                               842                 992

   Reorganization Asset, less accumulated amortization
       of $12,346 in 1997 and $11,096 in 1996                                     1,250               2,500
   Other assets                                                                      73                  95
                                                                              ---------           ---------
           Total assets                                                       $   3,067           $   4,145
                                                                              =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

   Current liabilities:
       Accounts payable                                                       $     483           $     670
       Accrued compensation and benefits                                          1,041               1,278
       Other accrued liabilities                                                  1,398               1,229
       Current portion of pre-petition claims                                       915                 881
                                                                              ---------           ---------
           Total current liabilities                                              3,837               4,058

   Line of Credit                                                                16,595              10,325
   Long-term portion of pre-petition claims and deferred obligations              5,031               5,523
                                                                              ---------           ---------
           Total liabilities                                                     25,463              19,906
                                                                              ---------           ---------

   Stockholders' equity (deficit):
       Common stock, $0.001 par value:
           Authorized shares - 100,000,000; Issued and outstanding
           shares - 39,734,326 in 1997 and 39,190,795 in 1996                        40                  39
       Additional paid-in capital                                               105,403             105,053
       Accumulated deficit                                                     (127,839)           (120,853)
                                                                              ---------           ---------
           Total stockholders' equity (deficit)                                 (22,396)            (15,761)
                                                                              ---------           ---------

           Total liabilities and stockholders' (deficit)                      $   3,067           $   4,145
                                                                              =========           =========







                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                             Quarter Ended                      Two Quarters Ended
                                                             -------------                      ------------------
                                                    June 29, 1997      June 30, 1996      June 29, 1997     June 30, 1996
                                                    -------------      -------------      -------------     -------------
                                                               (Unaudited)                          (Unaudited)
Net sales                                             $    695           $    511           $  1,122           $  3,043
Cost of sales                                               23                123                 43                242
                                                      --------           --------           --------           --------
Gross Margin                                               672                388              1,079              2,801

Operating expenses:
     Research and Development                            1,561              1,705              2,999              3,322
     Sales and Marketing                                   896                255              1,674                405
     General and Administrative                            597                738              1,181              1,292
     Amortization of Reorganization Asset                  625                625              1,250              1,250
     Write-off of acquired research and
          development in progress                         --                6,013               --                6,013
                                                      --------           --------           --------           --------
Total operating expenses                                 3,679              9,336              7,104             12,282
                                                      --------           --------           --------           --------


Operating loss                                          (3,007)            (8,948)            (6,025)            (9,481)

     Interest income                                         3                 72                  6                137
     Interest expense                                     (643)              (718)            (1,165)            (1,503)
     Other income (expense)                                145                 16                198                197
                                                      --------           --------           --------           --------
Loss from operations before income taxes                (3,502)            (9,578)            (6,986)           (10,650)

Provision for income taxes                                --                 --                 --                 --
                                                      --------           --------           --------           --------

Net loss                                              $ (3,502)          $ (9,578)          $ (6,986)          $(10,650)
                                                      ========           ========           ========           ========

Net loss per share                                    $   (.09)          $  (0.30)          $   (.18)          $  (0.39)
                                                      --------           --------           --------           --------

Shares used in calculating per share amounts            39,501             31,954             39,403             27,653
                                                      ========           ========           ========           ========






                            See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                    Two Quarters Ended
                                                                                    ------------------
                                                                                  June 29        June 30,
                                                                                    1997          1996
                                                                                  --------      --------
(Unaudited)
OPERATING ACTIVITIES
Net loss from operations                                                          $ (6,986)     $(10,650)
Adjustments to reconcile net loss from operations
  to net cash used in operating activities:
     Depreciation and amortization                                                   1,601         1,573
     Write-off of acquired research and development in process                        --           6,013
     Changes in operating assets and liabilities - net of assets acquired and liabilities assumed in 1996:
         Restricted cash                                                              (103)         --
         Accounts receivable                                                          (114)           29
         Inventories                                                                  (245)          214
         Prepaid expenses and other current assets                                     116           238
         Other assets                                                                 --              64
         Accounts payable                                                             (187)         (360)
         Accrued compensation and benefits, and
           other accrued liabilities                                                   (48)       (1,566)
                                                                                  --------      --------
Net cash used in operating activities                                               (5,966)       (4,445)
                                                                                  --------      --------

INVESTING ACTIVITIES
Payment for acquisition of business, net of cash acquired                             --          (2,970)
Acquisition of property and equipment                                                 (179)         (213)
                                                                                  --------      --------
Net cash used in investing activities                                                 (179)       (3,183)
                                                                                  --------      --------

FINANCING ACTIVITIES
Proceeds from Line of Credit                                                         6,770         1,883
Repayment on Line of Credit                                                           (500)      (14,403)
Principal payments on pre-petition claims                                             (458)         (367)
Proceeds from issuance of common stock, net of
  issuance costs                                                                       331        21,968
                                                                                  --------      --------
Net cash provided by financing activities                                            6,143         9,081
                                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents                                    (2)        1,453
Cash and cash equivalents at beginning of period                                        18            22
                                                                                  --------      --------
Cash and cash equivalents at end of period                                        $     16      $  1,475
                                                                                  ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                     $    877      $  2,144



                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   THE COMPANY AND RECENT EVENTS

     Aureal Semiconductor Inc., together with its subsidiary Crystal River Engineering, Inc. (combined, the "Company") specialize in the design and marketing of audio semiconductor technologies for use in both the PC and home electronics markets. Crystal River Engineering, Inc. ("CRE"), founded in 1987 and acquired by Aureal in the second quarter of 1996, has been a pioneer in the development of 3D audio technologies. The Company's business involves not only the development and sale of audio processing semiconductor chips, but the licensing of technology which is designed to define and develop advanced audio standards in the marketplace.

     In August 1997, the Company completed a private placement of equity capital. The transaction provided proceeds of $3.8 million from the sale of
1.9 million common stock units. Each unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock at a price of $2.00 per unit. In conjunction with the equity transaction, the total availability under the Company's line of credit was increased from $20.0 million to $31.5 million. The maturity date on this line of credit was extended to March 31, 1999, with an additional year extension available at the Company's option. In addition, a total of 3,150,000 warrants for the purchase of common stock were issued to the debt holders of the $31.5 million line of credit
(See Note 5).

     On July 14, 1997, the Company announced the availability of pre-production samples of the Vortex AU8820, a PCI-based AC '97 Digital Audio Processor. It is expected to be the first in a series of single-chip devices based on the Vortex audio chip architecture. Under development at Aureal since 1995, the Vortex architecture enables advanced audio quality and features while maintaining support of existing legacy audio functions. Production quantities are expected to be available in the fourth quarter of this year.

     In June 1997, Aureal announced three significant licensing agreements. ATI Technologies Inc., Cirrus Logic, Inc., and S3 Incorporated agreed to license both A3D Interactive and A3D Surround three-dimensional audio technologies from Aureal. ATI designs and manufactures multimedia solutions for PCs and is one of the world's leading suppliers of video and 2D/3D graphics accelerators to OEM and retail customers. Cirrus Logic, is a leading manufacturer of advanced integrated circuits. S3 Incorporated is the world's largest supplier of multimedia acceleration hardware and its associated software.

     In March 1997, both Diamond Multimedia Systems Inc. and Oak Technology, Inc. announced products which include the licensed "A3D Interactive" technology from Aureal. In addition, that same technology has been supported by over 50 leading game developers and Microsoft's new DirectSound 5.0 standard.

     In early September 1996, the Company introduced Aureal 3D ("A3D"), the first interactive 3D audio solution for implementation in both the PC and consumer electronics applications. The introduction included the announcement of 3D technology licensing agreements with Diamond Multimedia Systems Inc. and Oak Technology, Inc. Also in September, the Company announced the VSP901 Dolby Pro Logic Surround Processor, an Aureal proprietary semiconductor designed to produce a complete Dolby surround sound solution utilizing only two speakers.

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

     In three transactions from February through June 1996, the Company completed the private sale of 18.9 million shares of common stock for $22 million. The proceeds from the sale of this common stock have been used for working capital, to pay down the existing working capital line of credit and to partially fund the acquisition of CRE (see above).

     In August 1995, the Company announced that it was divesting its multimedia components business to implement a business plan based on development and sale of software and semiconductor solutions providing advanced audio for the PC and consumer electronics markets. As part of this change in business, in the first quarter of 1996, the Company licensed the Media Vision brand name, related trade names, other assets and liabilities of its previous retail products business to a third party. In conjunction with the Company's change in business, it formally changed its name to Aureal Semiconductor Inc. at its Annual Stockholders' Meeting in May 1996. The Company's stock symbol on the OTC Bulletin Board is AURL.

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

     The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter and two quarters ended June 29, 1997 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 28, 1997.

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

     Cash Equivalents and Restricted Cash

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. As of June 29, 1997, $103,000 in restricted cash deposits primarily represented collateral for an outstanding Stand-by Letter of Credit, supporting product purchase orders.

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

     Stock Option Accounting - SFAS No. 123 Adoption

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which requires increased disclosure of certain calculated value information related to stock options granted to employees and new accounting treatment for stock-based compensation granted to non-employees. The Company adopted SFAS No. 123 effective for 1996. As a result, a charge of $10,000 was recognized during each of the two quarters ended June 29, 1997 related to stock options granted to non-employees.

     Earnings (Loss) Per Share

     Loss per share is based upon the weighted average common shares outstanding. Primary earnings (loss) per share is based upon the weighted average common and common equivalent shares outstanding during the period. Equivalent shares, if any, are calculated using the treasury stock method and consist of outstanding stock options that have a dilutive effect on earnings per share (EPS). No stock option information was incorporated into the calculations for any fiscal period presented as, due to the net loss position, any affect would be antidilutive.

     The Financial Accounting Standards Board has issued SFAS No. 128 which is effective for financial statements for periods ending after December 15, 1997. Earlier application is not permitted. SFAS No. 128 replaces primary EPS with basic EPS. Fully diluted EPS, called diluted EPS under SFAS No. 128, is still calculated using the treasury stock method and includes outstanding warrants and stock options that have a dilutive effect on earnings per share. Pro forma amounts of earnings (loss) per share for both basic EPS and diluted EPS, for all quarters shown, would not differ from the amounts stated.

     Amortization of Intangibles

     At December 31, 1994, the reorganization value of the Company in excess of its net assets generated a $44.1 million intangible value that was classified as a reorganization asset in the consolidated balance sheet of the Company ("Reorganization Asset"). The value of the Reorganization Asset was reduced in the second quarter of 1995 as the Company exited the retail products business. The net remaining Reorganization Asset of $1,250,000 as of June 29, 1997 is being amortized at a rate of $625,000 per quarter through 1997.

     In conjunction with the acquisition of (CRE) made during the second quarter of 1996 (See Note 3), the allocation of the purchase price included an intangible asset of $150,000. Amortization over the estimated useful life of eighteen months for the intangible asset value commenced in mid-1996. As a result of further asset value allocations throughout the year, the intangible asset was reduced by $61,000 during 1996.

3.   ACQUISITION OF CRYSTAL RIVER ENGINEERING, INC. ("CRE")

     During the second quarter of 1996, the Company acquired 100% ownership of CRE, a privately held firm specializing in the development of 3D audio technologies. The acquisition consideration included purchase of stock for cash totaling approximately $2.9 million, the exchange of stock options valued at $2.8 million and other cash considerations (both current and deferred) totaling approximately $0.6 million. The acquisition was recorded using the purchase accounting method. The fair value of CRE assets and liabilities at the date of acquisition were recorded in the Company's consolidated financial statements. As part of the allocation of fair values, the Company recorded a non-recurring write-off of approximately $6.0 million in the second quarter of 1996 due to recognition that in-process research and development efforts associated with CRE's 3D audio technology had not reached technological feasibility with respect to the Company's product line at the date of acquisition.

4.   LINE OF CREDIT

     The Company maintains a line of credit managed by TCW Special Credits, an affiliate of the TCW Group, Inc. ("TCW"), (See Note 5). The maturity date (originally March 1, 1995) and the total availability under the line (ranging from $10 million to $31.5 million to date) have been negotiated periodically with TCW. In conjunction with the private placement of equity, finalized in August 1997, the line of credit was increased from $20.0 million to $31.5 million, and the maturity date was extended to March 31, 1999. In addition, the Company has an option to extend the due date an additional year, to March 31, 2000. Borrowings under the facility are secured by substantially all the assets of the Company and bear interest at the rate of prime (8.50% at June 29, 1997) plus five percent. At June 29, 1997, $16.6 million was outstanding under the line.

     The line of credit lenders include entities affiliated with TCW Special Credits and DDJ Capital Management LLC. As of August 6, 1997 these entities controlled approximately 44% and 16% of the Company's outstanding common stock, respectively.

5.   SUBSEQUENT EVENT - DEBT AND EQUITY FUNDING

     On August 6 1997, the Company completed a private placement of equity capital, as well as increasing and extending the Company's line of credit. The equity transaction provided proceeds of $3.8 million from the sale of 1.9 million common stock units at a price of $2.00 per unit. Each unit consists of one share of common stock and one-half of one warrant to purchase one share of common stock. In conjunction with the equity transaction, the total availability under the Company's line of credit was increased from $20.0 million to $31.5 million. The maturity date on this line of credit was extended to March 31, 1999, with an additional year extension available at the Company's option. In addition, a total of 3,150,000 warrants for the purchase of common stock were issued to the debt holders of the $31.5 million line of credit. Up to 2,000,000 of the warrants associated with the line of credit can be rescinded by the Company upon cancellation of up to $20,000,000 of borrowing capacity, at the rate of one warrant rescission for each $10 of borrowing capacity canceled by the Company prior to March 31, 1998. The warrants will expire four years after issuance, unless exercised. Net proceeds from the sale of stock were used to pay down the line of credit.

6.   INCOME TAXES

     The Company was not required to provide for income taxes in the first two quarters of 1997 or 1996 due to its net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability.

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

     FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, DEPENDENCE ON THE PC AND CONSUMER ELECTRONICS INDUSTRIES AND ON PRODUCT LINES BASED ON NEW TECHNOLOGIES; FOUNDRY CAPACITY, AVAILABILITY AND RELIABILITY; COMPETITION AND PRICING PRESSURES, AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     The Company's strategy combines the development and sale of audio processing semiconductor chips, with the licensing of technology to strategic partners in order to define and develop advanced audio standards in the marketplace. Since early 1996, the Company has focused primarily on the creation and development of audio semiconductor products, as well as establishing Aureal's technology in the market.

     Thus far in 1997, Aureal has concentrated its efforts toward bringing products to market and establishing both licensing and strategic partners. The Company has signed licensing agreements with a number of leading companies providing for the inclusion of Aureal's A3D Interactive technologies in their products. Product releases and availability dates are dependent upon each licensee's abilities to develop and release products.

      An important milestone for the Company has been the announcement of the availability of pre-production samples of the Vortex AU8820, a PCI-based AC '97 Digital Audio Processor. It is expected to be the first in a series of single-chip devices based on the Vortex audio chip architecture. Production quantities are expected to be available in the fourth quarter of this year.

     Revenues during the first two quarters of 1997 reflect the start of the second year in the Company's business plan to design and market advanced audio semiconductor technologies to both PC and consumer electronics OEMs. This contrasts with the first two quarters of 1996, when revenues pertained to legacy audio technologies developed prior to the Company's refocus in early 1996. In addition, a number of structural changes took place in the Company's business during 1996 and the first two quarters of 1997. Some of these events are detailed in Footnote 1 to the Condensed Consolidated Financial Statements in
Item 1 of this report. These changes include:

     - In the first quarter of 1996, the Company licensed the Media Vision brand name, related trade names and other assets of its previous retail products business to a third party. The agreement transferred the retail customer service and technical support obligations to the buyer.

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

     - Subsequent to the closing of the second quarter of 1997, the company completed a private sale of 1.9 million shares of common stock for $3.8 million. In conjunction with the equity transaction, the total availability under the Company's line of credit was increased from $20.0 million to $31.5 million. Net proceeds from the sale of stock were used to pay down the line of credit.

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

RESULTS OF OPERATIONS

     Net Sales

     Net sales for the second quarter of 1997 were $0.7 million, compared to $0.4 million in the previous quarter and $0.5 million in the second quarter of 1996. Revenues for both quarters in 1997 consisted primarily of revenues from licensing transactions. Aureal Semiconductor now has 3D audio technology ("A3D") license agreements in place with the following companies:

                  Analog Devices Inc.
                  ATI Technologies Inc.
                  Cirrus Logic Inc.
                  Diamond Multimedia Systems Inc.
                  Oak Technology, Inc.
                  Rockwell Semiconductor Systems
                  S3 Incorporated

     No revenues were recorded in the first two quarters of 1996 with respect to any of these licensing agreements. The Company has licensed some of its audio technology to third parties with the expectation that such technology be incorporated into the third parties' semiconductor products. Such revenues, generally in the form of per-unit royalties are recognized upon reported sales of licensed units. No significant continuing obligations or delivery requirements exist with respect to the licenses.

     In July 1997, the Company announced the availability of pre-production samples of the Vortex AU8820, a PCI-based AC '97 Digital Audio Processor. The product is the first in a series of single-chip devices based on an architecture which has been under development at Aureal for two years. Production quantities are anticipated in the fourth quarter of 1997. Earlier in the year, the company announced production availability for two of its new semiconductor products: the VSP901 Single-Chip Dolby Pro Logic Virtual Surround Processor, and the ASP321 Karaoke Processor.

     Net sales in the first half of 1996 totaled $3.0 million consisting primarily of revenues from licensing transactions embodying pre-existing legacy audio technology. The Company does not anticipate significant future revenues from this legacy audio technology.

     Gross Margin

     In the second and first quarters of 1997, gross margin totaled $0.7 million and $0.4 million, respectively. This compares to $0.4 million and $2.4 million for the same periods last year. All gross margin figures reflect the large percentage of net sales represented by licensing transactions. The vast majority of costs related to technology licensing are recorded as research and development costs during the development period of the technology. Relatively little current cost is connected directly with the sales, thus producing relatively high gross margin percentages. Margin percentages are expected to move downward in the future as semiconductor products become a more significant component of revenue. The lower margin on semiconductor products, relative to licensing, reflects the current cost of producing physical product for sale.

     Research and Development

     Research and development expenditures for the quarter increased to $1.6 million from $1.4 million in the first quarter of 1997 ($3.0 million year-to-date). The $3.0 million year-to-date figure represents a decrease from the comparable 1996 amount of $3.3 million. This change was primarily due to two factors. First, 1996 included significant expenses related to the purchase of specialized technology to be incorporated into future products. The second factor was a transfer of technical personnel from Research and Development to Marketing during the first half of 1996.

     The Company expects the level of spending on research and development will increase in dollars in future periods.

     Selling and Marketing

     Selling and marketing expenses for the second quarter of 1997 were $0.9 million. This was an increase from both the previous quarter and the second quarter of the previous year, at $0.8 million and $0.3 million, respectively. The increase in year-to-date expenses of $1.7 million for 1997 over year-to-date expenses of $0.4 million in 1996 occurred primarily in the areas of market and product development. This buildup in marketing efforts over last year included both increased staffing and increased spending on public relations and promotional activities. Selling and marketing expenses are expected to generally rise over the long term as travel, promotion and marketing costs increase as Aureal spends more time with customers, and sales commissions increase with higher sales volumes.

     General and Administrative

     General and administrative expenses for the quarter ended June 29, 1997 were $0.6 million, remaining flat from the first quarter of 1997. This constant level of expenditures reflected continued cost containment efforts for this area of the Company. Quarterly ($0.6 million) and year-to-date ($1.2 million) figures for 1997 are slightly lower than comparable quarterly ($0.7 million) and year-to-date ($1.3 million) figures for 1996. General and administrative costs are anticipated to increase in future quarters in support of the Company's activities as product shipments increase.

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

     Interest Expense

     Interest expense for the first half of both years consisted primarily of interest on the line of credit at the rate of prime plus 5%. Interest expense for the two quarters ended June 29, 1997 totaled $1.2 million, compared to $1.5 million for the first two quarters of 1996. Equity funding totaling $22 million in the first half of 1996 was utilized to both fund current working capital needs and pay down the line of credit. The reduction in the average debt balance outstanding reduced interest expense in the first half of 1997. The balance on the line of credit is expected to increase over future fiscal quarters as it is utilized as a source of working capital.

     Interest Income and Other Income

     Interest income for the first two quarters of 1996 was $137,000 consisting primarily of interest on funds received from the private placements of common stock in February and March of 1996. Terms of the private placement transactions placed certain restrictions on the Company's ability to use the proceeds to reduce the outstanding balance on the line of credit. The invested cash declined during 1996 as it was utilized for ongoing costs of operations, as well as for the acquisition of CRE. Cash balances were at a minimum throughout the first half of 1997, as a result, interest income was not significant.

     The Company recognized net other income of $145,000 and $53,000 in the second and first quarter of 1997, respectively. This compares to $16,000 and $181,000 in the corresponding quarters of 1996. The income recognized in all quarters shown was primarily due to various refunds and settlement receipts relating to the old retail business, but also resulted from the sale of assets and recovery of property loss insurance proceeds.

     Income Taxes

     The Company was not required to provide income taxes in the first two quarters of either 1997 or 1996 due to its net operating losses. No tax benefit has been recorded for the loss due to the uncertainty as to its realizability.

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

     The Company believes that the $31.5 million line of credit, of which $16.1 million was available for borrowings as of August 6, 1997, will provide adequate financial resources to sustain business for at least the next year. The Company may be required to seek additional financing to expand its business. There can be no assurance that the Company will be able to generate positive cash flows in the future or to obtain financing on favorable terms, if at all.

     Capital expenditures of $50,000 during the second quarter of 1997, and $179,000 for the first two quarters ended June 29, 1997 consisted primarily of hardware and software tools utilized in the Company's research and development activities. Increased levels of capital expenditures are anticipated during future quarters of 1997, but are not expected to be significant.

     The terms of the line of credit, as amended in August 1997, provide for a maturity date of March 31, 1999. In addition, the Company has an option to extend the due date an additional year, to March 31, 2000. Borrowings under the line of credit are secured by substantially all assets of the Company, and bear interest at the rate of prime plus 5% per annum. The maturity date (originally March 1, 1995) and the total availability under the line (ranging from $10 million to $31.5 million to date) have been negotiated periodically with TCW. As of August 6, 1997, $15.4 million was outstanding under the line, with $16.1 million available for further borrowing. The line of credit lenders include entities affiliated with TCW Special Credits and DDJ Capital Management LLC. As of August 6, 1997 these entities controlled approximately 44% and 16% of the outstanding common stock, respectively.

     RISK FACTORS

     In evaluating the Company's business, the following factors should be considered in addition to the other information in this Form 10-Q.

     Emerging Technology - Product Concentration

     The primary technology for the Company's existing and future products is new and emerging in the marketplace. The Company is working to set standards for 3D audio in both the PC and consumer electronics markets. There is no assurance that the markets will develop and recognize the value of the Company's products, or that such events will occur over a time period to allow the Company to successfully participate in the markets' anticipated growth.

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

     Proprietary Rights and Related Litigation

     The Company's ability to compete successfully will depend, in part, on its ability to protect its proprietary technology. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that measures to deter or prevent unauthorized use of the Company's technology will be successful. The Company relies on a combination of copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. In addition, the Company has patents issued and patent applications pending in the United States and in foreign countries and intends to file additional applications as appropriate for patents covering its technologies and products. There can be no assurance that patents will issue from any of these pending applications, or, if patents do issue, that any claims allowed will be sufficiently broad to protect the Company's technology. There can also be no assurance that any patents that may be issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 21, 1997 at which the stockholders voted on proposals as follows:


                                                                        Number of Shares
                                                                 Voted For                 Withheld
                                                                 ---------                 --------
     Election of Directors:
              D.   Richard Masson                                29,487,025                 19,214
              Richard E. Christopher                             29,444,525                 61,714



                                                                   Voted For              Voted Against        Abstained
                                                                  ---------              -------------        ---------
     Approval of the Company's 1996 Outside
     Directors Stock Option Plan                                  29,227,131                 220,567             58,541

     Ratification of appointment of Arthur Andersen,
     LLP as independent accountants of the Company for
     the next fiscal year ending December 28, 1997                29,477,803                  13,256             15,180




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibit index at page 17.
    (b)   Reports on Form 8-K:
         The Company filed no reports on Form 8-K during the second quarter ended June 29, 1997.


                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AUREAL SEMICONDUCTOR INC.




Date:    August 6, 1997                  By: /s/Kenneth A. Kokinakis
                                            ----------------------------------
                                         Kenneth A. Kokinakis
                                         President and Chief Executive Officer


Date:    August 6, 1997                  By: /s/David J. Domeier
                                            ----------------------------------
                                         David J. Domeier
                                         Vice President of Finance
                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                       Description of Document
-----------                       -----------------------


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

3.1 Second Amended and Restated Certificate of Incorporation of the Company dated May 8, 1996 (2)

3.2            Restated Bylaws of Aureal Semiconductor Inc. (6)

4.1 Common Stock Purchase Agreement by and among the Company and certain beneficial owners of 5% or more of the Company's Common Stock, as amended (3)

4.2 Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996 (5)

10.1 Amended and Restated Loan Agreement dated as of December 30, 1994 with TCW Special 10.1 Credits, and the First Amendment thereto dated March 22, 1995 (4)

10.2 Second Amendment to Amended Restated Loan Agreement dated as of July 24, 1995 (3)

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

11.1           Computation of Earnings (Loss) Per Share (See Pages 5 and 9)

27.1           Financial Data Schedule (Edgar Only)

--------------------

(1) Incorporated by reference to the exhibits filed with Form 8-K dated May 22, 1996.

(2) Incorporated by reference to the exhibits filed with Form S-8 (Registration number 333-09531) filed August 2, 1996.

(3) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1994.

(5) Incorporated by reference to the exhibits filed with Form S-3 (Registration number 333-3870) filed June 26, 1996.

(6) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 29, 1996.

(7) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 29, 1996.