Form 10-Q
period 1997-09-28
AUREAL SEMICONDUCTOR INC
filed 1997-11-12
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                   of 1934.


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

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

                                                        Yes   X    No
                                                           -------   -------


Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                        Yes    X   No
                                                           -------   -------

At November 4, 1997, 41,808,486 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q contains 18 pages. The exhibit index is on page 17.

                           AUREAL SEMICONDUCTOR INC.


                                   FORM 10-Q

                               Table of Contents



                                                                                                                  Page
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

PART II.  OTHER INFORMATION
         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

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

   The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter and three quarters ended September 28, 1997 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 28, 1997.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                        September 28,        December 29,
                                                                             1997               1996
                                                                        -------------        ------------
                                                                        (Unaudited)
ASSETS:

  Current assets:
      Cash and cash equivalents                                            $      20         $      18
      Restricted cash                                                            106              --
      Accounts receivable                                                         59                63
      Inventories                                                                316                74
      Prepaid loan fees and other current assets                                 540               403
      Deferred SFAS 123 fair value of debt related warrants                    3,000              --
                                                                           ---------         ---------
           Total current assets                                                4,041               558
  Property and equipment:
      Machinery and equipment                                                  3,014             2,596
      Furniture, fixtures and improvements                                       914               914
                                                                           ---------         ---------
                                                                               3,928             3,510
      Accumulated depreciation and amortization                               (3,002)           (2,518)
                                                                           ---------         ---------
           Net property and equipment                                            926               992

  Reorganization Asset, less accumulated amortization
      of $12,971 in 1997 and $11,096 in 1996                                     625             2,500
  Long-term portion of SFAS 123 fair value of debt related warrants            1,500              --
  Long-term portion of prepaid loan fees and other assets                        254                95
                                                                           ---------         ---------
           Total assets                                                    $   7,346         $   4,145
                                                                           =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

  Current liabilities:
      Accounts payable                                                     $     376         $     670
      Accrued compensation and benefits                                        1,022             1,278
      Other accrued liabilities                                                1,403             1,229
      Current portion of pre-petition claims                                     928               881
                                                                           ---------         ---------
           Total current liabilities                                           3,729             4,058

  Line of Credit                                                              17,105            10,325
  Long-term portion of pre-petition claims and deferred obligations            4,792             5,523
                                                                           ---------         ---------
           Total liabilities                                                  25,626            19,906
                                                                           ---------         ---------

  Stockholders' equity (deficit):
      Common stock, $0.001 par value:
           Authorized shares - 100,000,000; Issued and outstanding
           shares - 41,788,796 in 1997 and 39,190,795 in 1996                     42                39
      Additional paid-in capital                                             114,286           105,053
      Accumulated deficit                                                   (132,608)         (120,853)
                                                                           ---------         ---------
           Total stockholders' equity (deficit)                              (18,280)          (15,761)
                                                                           ---------         ---------

           Total liabilities and stockholders' equity (deficit)            $   7,346         $   4,145
                                                                           =========         =========

                            See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                         Quarter Ended                   Three Quarters Ended
                                                         -------------                   --------------------
                                                  September 28,    September 29,    September 28,     September 29,
                                                      1997             1996             1997             1996
                                                    --------         --------         --------         --------
                                                           (Unaudited)                       Unaudited)
Net sales                                           $   338         $   237           $  1,460         $  3,280
Cost of sales                                            75              44                118              286
                                                    -------         -------            -------          -------
Gross Margin                                            263             193              1,342            2,994

Operating expenses:
      Research and Development                        1,862           1,521              4,861            4,843
      Sales and Marketing                               880             880              2,554            1,285
      General and Administrative                        621             502              1,802            1,794
      Amortization of Reorganization Asset              625             625              1,875            1,875
      Write-off of acquired research and
           development in  progress                    --              --                 --              6,013
                                                    -------          ------           --------         --------
Total operating expenses                              3,988           3,528             11,092           15,810
                                                    --------         ------           --------         --------


Operating loss                                       (3,725)         (3,335)            (9,750)         (12,816)

      Interest income                                     4              16                 10              154
      Amortization of debt related warrants            (500)           --                 (500)            --
      Interest expense                                 (734)           (342)            (1,899)          (1,845)
      Other income, net                                 186             362                384              558
                                                    -------          ------           --------         --------
Loss from operations before income taxes             (4,769)         (3,299)           (11,755)         (13,949)

Provision for income taxes                             --              --                 --               --
                                                    -------          ------           --------         --------

Net loss                                           $ (4,769)        $(3,299)          $(11,755)        $(13,949)
                                                    ========        ========          ========         ========

Net loss per share                                 $   (.12)        $ (0.08)          $   (.29)        $  (0.44)
                                                    --------        --------          --------         --------

Shares used in calculating per share amounts        41,366            38,930            40,376           31,412
                                                    ========        ========          ========         ========



                             See accompanying notes.

                           AUREAL SEMICONDUCTOR INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         Three Quarters Ended
                                                                       -------------------------
                                                                     September 28,     September 29,
                                                                         1997              1996
                                                                       --------         --------
                                                                             (Unaudited)
OPERATING ACTIVITIES
Net loss from operations                                               $(11,755)        $(13,949)
Adjustments to reconcile net loss from operations
  to net cash used in operating activities:
    Depreciation and amortization                                         2,891            2,388
    Write-off of acquired research and development in process              --              6,013
    Changes in operating assets and liabilities - net of assets acquired and liabilities assumed in 1996:
         Restricted cash                                                   (106)            --
         Accounts receivable                                                  4              148
         Inventories                                                       (242)             145
         Prepaid expenses and other current assets                         (328)           1,019
         Other assets                                                      --                155
         Accounts payable                                                  (294)            (288)
         Accrued compensation and benefits, and
           other accrued liabilities                                        (79)          (1,712)
                                                                       --------         --------
Net cash used in operating activities                                    (9,909)          (6,081)
                                                                       --------         --------

INVESTING ACTIVITIES
Payment for acquisition of business, net of cash acquired                  --             (2,970)
Acquisition of property and equipment                                      (418)            (273)
                                                                       --------         --------
Net cash used in investing activities                                      (418)          (3,243)
                                                                       --------         --------

FINANCING ACTIVITIES
Proceeds from Line of Credit                                             10,670            2,733
Repayment on Line of Credit                                              (3,890)         (14,928)
Principal payments on pre-petition claims                                  (684)            (552)
Proceeds from issuance of common stock, net of
  issuance costs                                                          4,233           22,134
                                                                       --------         --------
Net cash provided by financing activities                                10,329            9,387
                                                                       --------         --------

Net increase (decrease) in cash and cash equivalents                          2               63
Cash and cash equivalents at beginning of period                             18               22
                                                                       --------         --------
Cash and cash equivalents at end of period                             $     20         $     85
                                                                       ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                          $  1,491         $  2,163

NON-CASH ACTIVITY
SFAS 123 value of warrants issued in debt transaction                  $  5,000         $     --


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

    In October 1997, the Company received the first purchase orders for its latest product, the Vortex AU8820, a PCI-based AC '97 Digital Audio Processor. Volume shipments of the AU8820 are expected to begin in the first half of 1998. Also in October, Analog Devices Inc., an A3D licensee, announced the SoundMax product line which incorporates A3D Interactive technology. That product line is featured in Shark Multimedia's Predator 3D sound card. In early November, Xitel Corporation and Sanyo Technosound Co. Ltd. (a subsidiary of Sanyo Electric Co. Ltd.) both announced PC sound card products featuring A3D Interactive technology. These latest product announcements continue to expand the population of PC products utilizing the Company's A3D Interactive technology, first introduced in September 1996.

    On September 2, 1997, Aureal announced the company had been granted a key patent for A3D Audio Technology for methods of compressing HRTF (Head Related Transfer Function) audio filters. The claims covered by this patent, together with patents previously granted to Aureal, form the basis for the Company's A3D three-dimensional audio processing technology. The latest issuance increases Aureal's patent total to 15 U.S patents covering over 240 claims, with an additional 32 patent applications pending in the field of audio.

    On August 6, 1997, the Company completed a private placement of equity capital. The transaction provided proceeds of approximately $3.8 million from the sale of 1.9 million common stock units. Each unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock at a price of $2.00 per share. The participants in this private placement included the TCW Group, Inc., and DDJ Capital Management, LLC. In conjunction with the equity transaction, the total availability under the Company's line of credit was increased from $20.0 million to $31.5 million. The maturity date on this line of credit was extended to March 31, 1999, with an additional year extension available at the Company's option. In addition, a total of 3,150,000 warrants for the purchase of 3,150,000 shares of common stock (at the purchase price of $2.00 per share) were issued to the debt holders of the $31.5 million line of credit (See Note 5). All of the warrants issued in conjunction with the sale of common stock units and the line of credit extension terminate if not exercised prior to August 6, 2001. Both the TCW Group, Inc. and DDJ Capital Management participate in the line of credit as lenders.

    In early 1997, both Diamond Multimedia Systems Inc. and Oak Technology, Inc. announced products which include the licensed A3D Interactive technology from Aureal. In addition, the technology has been supported by over 50 leading game developers and Microsoft's new DirectSound 5.0 standard.

    The Company, in May 1996, acquired 100% ownership of Crystal River Engineering, a privately held firm specializing in 3D audio technology development.

  In three transactions from February through June 1996, the Company completed the private sale of 18.9 million shares of common stock for $22 million. The proceeds from the sale of this common stock were used for working capital, to pay down the existing working capital line of credit and to partially fund the acquisition of CRE.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The Interim Condensed Consolidated Financial Statements of Aureal Semiconductor Inc. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements at December 29, 1996 and the notes thereto included in the Company's 1996 Annual Report on Form 10- K.

    The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter and three quarters ended September 28, 1997 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 28, 1997.

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

    Cash Equivalents and Restricted Cash

    The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. As of September 28, 1997, $106,000 in restricted cash deposits primarily represented collateral for an outstanding Stand-by Letter of Credit, supporting product purchase orders.

    Inventories

    Inventories, which consist predominantly of finished goods at both balance sheet dates presented, are stated at the lower of cost or market value.

    Property and Equipment

   Property and equipment are stated at cost and depreciated utilizing the straight-line method over their estimated useful lives (one and one- half to five years).

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

   Concentration of Financial Instrument Risks

    Financial instruments which potentially subject the Company to concentration of market risk consist primarily of the Company's line of credit. Concentration of market risk on the line of credit is related to changes in the prime lending rate, as the majority of the Company's debt bears interest rates which fluctuate with changes in the prime lending rate.

    Stock Option Accounting - SFAS No. 123 Adoption

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" which requires increased disclosure of certain calculated value information related to stock options granted to employees and new accounting treatment for stock-based compensation granted to non-employees. SFAS No. 123 requires that a fair value be estimated using an option valuation model, such as the Black-Scholes model. The Black-Scholes model was originally developed for use in estimating the value of traded options which are fully transferable and do not require a vesting period - terms which usually are not consistent which the characteristics of stock-based compensation. In addition, option valuation models require the input of highly subjective assumptions, including the estimated time before exercise and the future volatility of the underlying stock price. Varying the subjective assumptions used in the option valuation model can materially change the resulting fair value estimate. For the reasons above, the existing models do not necessarily provide a reliable and accurate measure of the fair value of a company's stock-based compensation. Aureal adopted SFAS No. 123 effective for 1996, as required, although under the terms of the statement, continue to account for stock-based compensation for employees under the criteria set forth in APB 25.

   The amount recognized through three quarters ended September 28, 1997 related to stock options granted to non-employee contractors has not been material.

   SFAS No. 123 also requires the accounting on the basis of estimated fair value for the warrants issued in association with both the amendment to the line of credit ("Debt Warrants"), and the sale of common stock ("Equity Warrants"), as described in Footnotes 4 and 5 below. The fair values of the Debt Warrants and the Equity Warrants were estimated to be $5.0 million and $1.5 million respectively. The value of the Debt Warrants is included in both current and long-term assets in the accompanying balance sheet. Amortization of the $5.0 million asset, as additional interest expense over the life of the loan, commenced in August 1997 at the rate of $0.25 million per month.

    Earnings (Loss) Per Share

     Primary earnings (loss) per share is based upon the weighted average common and common equivalent shares outstanding during the period. Equivalent shares, if any, are calculated using the treasury stock method and consist of outstanding stock options that have a dilutive effect on earnings per share
(EPS). No common stock equivalents were included in the calculations for any fiscal period presented as, due to the net loss position, any affect would be antidilutive.

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

    Amortization of Intangibles

    At December 31, 1994, the reorganization value of the Company in excess of its net assets generated a $44.1 million intangible value that was classified as a reorganization asset in the consolidated balance sheet of the Company ("Reorganization Asset"). The value of the Reorganization Asset was reduced in the second quarter of 1995 as the Company exited the retail products business. The net remaining Reorganization Asset of $625,000 as of September 28, 1997 will be amortized in full in the fourth quarter of 1997.

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

4.  LINE OF CREDIT

    The Company maintains a line of credit managed by TCW Special Credits, an affiliate of the TCW Group, Inc. ("TCW"), (See Note 5). The maturity date (originally March 1, 1995) and the total availability under the line (ranging from $10 million to $31.5 million to date) have been negotiated periodically with TCW. In conjunction with the private placement of equity, finalized in August 1997, the line of credit was increased from $20.0 million to $31.5 million, and the maturity date was extended to March 31, 1999. In addition, the Company has an option to extend the due date an additional year, to March 31, 2000. Borrowings under the facility are secured by substantially all the assets of the Company and bear interest at the rate of prime (8.50% at September 28, 1997) plus five percent. At September 28, 1997, $17.1 million was outstanding under the line.

    The line of credit lenders include entities affiliated with TCW Special Credits and DDJ Capital Management LLC. As of November 4, 1997 these entities controlled approximately 46% and 17% of the Company's outstanding common stock, respectively.

5.  DEBT AND EQUITY FUNDING

    On August 6, 1997, the Company completed a private placement of equity capital, while at the same time increased and extended the Company's line of credit. The equity transaction provided proceeds of approximately $3.8 million from the sale of 1.9 million common stock units at a price of $2.00 per unit. Each unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock at a price of $2.00 per share. The participants in this private placement included the TCW Group, Inc., and DDJ Capital Management, LLC. In conjunction with the equity transaction, the total availability under the Company's line of credit was increased from $20.0 million to $31.5 million. The maturity date on this line of credit was extended to March 31, 1999, with an additional year extension available at the Company's option.

    Also occurring on August 6, 1997, a total of 3,150,000 warrants for the purchase of 3,150,000 shares of common stock (at a purchase price of $2.00 per share) were issued to the debt holders of the $31.5 million line of credit. Up to 2,000,000 of the warrants associated with the line of credit can be rescinded by the Company upon cancellation of up to $20,000,000 of borrowing capacity, at the rate of one warrant rescission for each $10 of borrowing capacity canceled by the Company prior to March 31, 1998. All of the warrants issued in conjunction with the sale of common stock units and the line of credit extension terminate if not exercised prior to August 6, 2001. Both the TCW Group, Inc. and DDJ Capital Management, LLC participate in the line of credit as lenders. Net proceeds from the sale of stock were used to pay down the line of credit.

6.  INCOME TAXES

    The Company was not required to provide for income taxes in the first three quarters of 1997 or 1996 due to its net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability.

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

OVERVIEW

    The Company's strategy combines the development and sale of audio processing semiconductor chips, with the licensing of technology to strategic partners in order to define and develop advanced audio standards in the marketplace. Since early 1996, the Company has focused primarily on establishing Aureal's technology in the market, as well as the creation and development of audio semiconductor products.

    Recently, progress has been made toward the above objectives along various fronts, including the release of Aureal's latest semiconductor product, the release of products by licensees which include A3D technology, adoption of A3D by major game developers, and the protection of A3D technology with an increasing patent portfolio. More specifically, production silicon of the Vortex AU8820, a PCI-based AC '97 Digital Audio Processor is now being evaluated by customers. Orders to purchase the AU8820 have already been received, though quantity shipments of this product are not expected until the first half of 1998. Three major strategic partners licensing A3D technology have announced products incorporating A3D technology, and are either shipping or expect to be shipping these products during the fourth quarter of 1997. In addition, many A3D-enabled PC game titles are either available in the retail marketplace today or are expected to become available within the next quarter. Although revenues will not result directly from the sale of these PC games, A3D-enabled games help to create an end-user demand for hardware which incorporates the Company's A3D technology. Finally, the Company announced during the quarter the issuance of a key patent for methods of compressing HRTF (Head Related Transfer Function) audio filters which allows the Company to produce high quality positional 3D audio in an efficient and cost effective manner. The patent increases Aureal's patent portfolio to 15 U.S. patents covering over 240 claims with an additional 32 patent applications pending in the field of audio.

    The majority of the revenues during the first three quarters of 1997 resulted from initial payments for the licensing of the Company's A3D Interactive technology. Although ongoing revenues may result directly from these licensing agreements, Aureal expects the majority of its 1998 revenues will be from semiconductor sales. 1997 results contrast with the first three quarters of 1996, when revenues pertained to legacy audio technologies developed prior to the Company's refocus in early 1996. In addition, a number of structural changes took place in the Company's business during 1996 and the first three quarters of 1997. Some of these events are detailed in Footnote 1 to the Condensed Consolidated Financial Statements in Item 1 of this report. These changes include:

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

      - In August of 1997, the company completed a private sale of 1.9 million shares of common stock for $3.8 million. In conjunction with the equity transaction, the total availability under the Company's line of credit was increased from $20.0 million to $31.5 million.

RESULTS OF OPERATIONS

    Net Sales

    Net sales for the third quarter of 1997 were $0.3 million, compared to $0.7 million in the previous quarter and $0.2 million in the third quarter of 1996. Year-to-date revenues of $1.5 million for 1997 consisted primarily of revenues from licensing transactions. Due to the timing of license revenue recognition, as well as the design-in period for semiconductor products, 1997 revenues have varied from quarter to quarter. Although third quarter revenues were lower than that of the previous quarter, the third quarter had a much higher percentage of revenues coming from semiconductor sales (27% versus less than 2%, respectively).

    Aureal Semiconductor currently has 3D audio technology ("A3D") license agreements in place with a number of companies. Half of the licensees have announced products which include Aureal's A3D technology, and are currently shipping or expect to be shipping these products before yearend 1997. No revenues were recorded in the first three quarters of 1996 with respect to any of these licensing agreements. The Company has licensed some of its audio technology to third parties with the expectation that such technology be incorporated into the third parties' semiconductor products. Such revenues, generally in the form of per-unit royalties are recognized upon reported sales of licensed units. No significant continuing obligations or delivery requirements exist with respect to the licenses.

   The Company currently has two models of semiconductor products in production and available for sale, the VSP901 Single-Chip Dolby Pro Logic Virtual Surround Processor, and the ASP321 Karaoke Processor. Aureal's latest product, the AU8820, is a PCI-based AC '97 audio solution for PCs. Samples are currently being evaluated by numerous customers, and initial orders for small quantities of the AU8820 have been received.

   Net sales in the first three quarters of 1996 totaled $3.3 million consisting primarily of revenues from licensing transactions embodying pre-existing legacy audio technology. The Company does not anticipate significant future revenues from this legacy audio technology.

    Gross Margin

    Through three quarters, the gross margin percentages were basically the same, at 92% for 1997 and 91% for 1996. The gross margin percentage for the third quarter of 1997 was 78%, compared to 97% for the previous quarter and 82% for the third quarter of 1996. The change in margin percentage is entirely attributable to a higher portion of revenues coming from the sale of semiconductor products and a declining portion coming from licensing transactions. The lower margin on semiconductor products, relative to licensing, reflects the current cost of producing physical product for sale. The vast majority of costs related to technology licensing are recorded as research and development costs during the development period of the technology. Relatively little current cost is connected directly with the licensing transactions, thus producing relatively high gross margin percentages. This decrease in the current quarter margin percentage has been anticipated, yet still reflects a large percentage of net sales represented by licensing transactions. Margin percentages are expected to continue to decline in the future as semiconductor products become a more significant component of revenue.

    Research and Development

    Research and development expenditures for the quarter were $1.9 million, up from $1.6 million in the second quarter of 1997 and $1.5 million in the third quarter of 1996. The comparative increase over both the prior quarter and the prior year was primarily due to two factors. The current quarter had higher wages and benefits costs associated with an increased staff. Also, pre-production expenses associated with the Company's semiconductor products were higher in the current quarter than both the second quarter of 1997 and the third quarter of last year. Although year-to-date expenses for 1997 and 1996 were essentially even, at $4.9 million and $4.8 million respectively, the level of spending on research and development is expected to increase in dollars in future periods.

    Selling and Marketing

    Selling and marketing expenses for the third quarter of 1997 were $0.9 million. This was essentially the same level as both the previous quarter and the third quarter of the previous year. The increase in year-to-date expenses of $2.6 million for 1997 over year-to-date expenses of $1.3 million in 1996 occurred primarily in the areas of marketing and product development. This change in marketing costs over last year was mainly the result of increased staffing. Year-to-date sales expenses of $0.5 million have also increased over 1996 levels, at $0.3 million, as a result of increases in both staffing levels and travel expenses. Selling and marketing expenses are expected to generally rise over the long term as travel, promotion and marketing costs grow as Aureal spends more time with customers, and sales commissions increase with higher sales volumes.

    General and Administrative

    General and administrative expenses for the quarter ended September 28, 1997 were $0.6 million, essentially flat in comparison with the first two quarters of 1997, and the third quarter of 1996. Year-to-date general and administrative expenses were $1.8 million for both 1997 and 1996. This constant level of expenditures reflected continued cost containment efforts for this area of the Company. General and administrative costs are anticipated to increase in future quarters in support of the Company's activities as product shipments increase.

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

    Interest Expense

    Interest expense in all quarters consisted primarily of interest on the line of credit at the rate of prime plus 5%. Interest expense for the three quarters ended September 28, 1997 totaled $1.9 million, compared to $1.8 million for the first three quarters of 1996. In the first half of 1996, equity funding totaling $22 million was utilized to both fund current working capital needs and pay down the line of credit. The reduction in the average debt balance outstanding reduced interest expense in the third quarter of 1996, when compared to the third quarter of 1997. The balance on the line of credit is expected to increase over future fiscal quarters as it is utilized as a source of working capital. As a result, interest expense is expected to increase.

    Interest Income and Other Income

    Interest income for the first three quarters of 1996 was $154,000 consisting primarily of interest on funds received from the private placements of common stock in February and March of 1996. Terms of the private placement transactions placed certain restrictions on the Company's ability to use the proceeds to reduce the outstanding balance on the line of credit. The invested cash declined during 1996 as it was utilized for ongoing costs of operations, as well as for the acquisition of CRE. Cash balances were at a minimum throughout the first three quarters of 1997, as a result, interest income was not significant.

    The Company recognized net other income of $186,000 for the third quarter of 1997. This compares to $362,000 for the same quarter of 1996. The income recognized in both years shown was primarily due to various refunds and settlement receipts relating to the old retail business.

    Income Taxes

    The Company was not required to provide income taxes in the first three quarters of either 1997 or 1996 due to its net operating losses. No tax benefit has been recorded for the loss due to the uncertainty as to its realizability.

LIQUIDITY AND CAPITAL RESOURCES

    The net cash flow requirements for the Company have been running in excess of $1 million per month. The primary factor is the outflow from cash-based operating expenses, without significant inflow from the cash receipt of revenue dollars. In addition, the Company expects the need to expand the business with the manufacture of products (through outside foundries) and financing of customer receivables as sales of semiconductor products are anticipated to increase in future quarters. Working capital to enable this growth is expected to be provided primarily from the Company's working capital line of credit.
For a company just commencing sales, the timing and uncertain amount of inventory purchases and the collection of revenues make the forecasting of cash flows from operations inherently difficult. There is no assurance the Company will generate positive cash flows in the future.

   The Company believes that the $31.5 million line of credit, of which $12.0 million was available for borrowings as of November 4, 1997, will provide adequate financial resources to sustain business for at least the next year. The Company is currently exploring financing alternatives to supplement its existing line of credit in order to expand its business. It has no commitments for any specific financing at this time and there can be no assurance that any such financing can be obtained at terms acceptable to the Company, or at all.

   Capital expenditures of $239,000 during the third quarter of 1997, and $418,000 for the first three quarters ended September 28, 1997 consisted primarily of hardware and software tools utilized in the Company's research and development activities. This compares to capital expenditures of $60,000 during the third quarter of 1996, and $273,000 for the first three quarters of 1996. Capital expenditures are anticipated to grow in the future, but the amount may fluctuate significantly from quarter to quarter.

   The terms of the line of credit, as amended in August 1997, provide for a maturity date of March 31, 1999. In addition, the Company has an option to extend the due date an additional year, to March 31, 2000. Borrowings under the line of credit are secured by substantially all assets of the Company, and bear interest at the rate of prime plus 5% per annum. The maturity date (originally March 1, 1995) and the total availability under the line (ranging from $10 million to $31.5 million to date) have been negotiated periodically with TCW. As of November 4, 1997, $19.5 million was outstanding under the line, with $12.0 million available for further borrowing. The line of credit lenders include entities affiliated with TCW Special Credits and DDJ Capital Management LLC. As of November 6, 1997 these entities controlled approximately 46% and 17% of the outstanding common stock, respectively.

   RISK FACTORS

    In evaluating the Company's business, certain factors, including those discussed below and those included in documents previously filed with the Securities and Exchange Commission, should be considered in addition to the other information in this Form 10-Q.

    Emerging Technology

    The Company's success depends on its ability to develop and market new technologies aimed at advancing the level of audio quality in the PC and consumer electronics devices. As new technologies are developed, there can be no assurance that markets will develop for them, or that markets will develop on a timely basis for the Company to benefit therefrom. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers new products and the Company's ability to offer new products at competitive prices. Incorporating the Company's new products into its OEM customers' new product design requires the anticipation of market trends and performance and functionality requirements of OEM's and the production of products that can be available in a timely manner consistent with the OEM's development and production schedule. A failure in any of these areas could have a material adverse effect on the Company's results of operations.

    Each successive generation of microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing advanced audio functions to an extent that the need or preference for the Company's products could be diminished or eliminated. At this time, a product with the processing power required to execute high quality audio, video and graphics simultaneously and all other functions which the host processor does has not been introduced. The Company believes that advanced audio processing, done in conjunction with either video or graphics processing is best performed with a separate accelerator chip in addition to the host processor. There can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products.

    Product Concentration

    Substantially all of the Company's revenues are related to advanced audio solutions for the PC and consumer electronics markets and the Company expects this to continue for the foreseeable future. The failure of this market to continue to grow, any reduction in demand as a result of increased competition in this market, technological change, failure by the Company to introduce new versions of products acceptable to the marketplace or other similar factors would have a material adverse effect on the Company's results of operations.

    Competition and Pricing Pressures

    The semiconductor industry is extremely competitive, and is characterized by rapid technological change, evolving industry standards, changing market conditions and frequent new product introductions and enhancements. The introduction of products embodying new technologies or standards can render existing products or products under development obsolete or unmarketable. Many of the Company's competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. The Company expects competition to increase in the future from existing competitors and from other companies which may enter the markets with products that may be less costly or provide higher performance or additional features. In general, product prices in the semiconductor industry have decreased over the life of a particular product. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its cost sufficiently to offset declines in product prices or is unable to introduce new, higher performance products with higher product prices, the Company's results of operations could be materially adversely affected.

    Need for Foundry Access

    The Company is a "fabless semiconductor firm" which depends on outside manufacturing resources for production of all of its semiconductor products. The foundries which the Company uses have indicated that they have the manufacturing availability to provide for the Company's planned production of each product through at least 1998; however the production relationships are based only upon purchase orders and planned production forecasts. No long term production contracts have been entered into by the Company, and there is no assurance that the foundries will continue to provide adequate manufacturing capacity to the Company, or maintain such capacity at acceptable costs.

    Dependence on Personnel

    The Company's success depends to a significant extent upon continued services of key engineering, marketing, sales and management personnel. The Company's employees may voluntarily terminate their employment with the Company at any time. The Company recognizes the value of the contributions of each of its employees and has developed compensation programs, including stock option plans for the granting of options to all employees, designed to retain its employees. Competition for such employees is intense and the loss of the services of such employees could have a material adverse effect on the Company's results of operations.

    Proprietary Rights and Related Litigation

    The Company's ability to compete successfully will depend, in part, on its ability to protect its proprietary technology. The Company relies on a combination of copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. In addition, the Company has 15 patents issued and 32 patent applications pending in the United States and in foreign countries and intends to file additional applications as appropriate for patents covering its technologies and products. There can also be no assurance that any patents that may be issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

    Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant cost with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

    On September 12, 1997, the Company filed Post-Effective Amendment No. 1 to its previously filed and effective registration statement on Form S-3 with the Securities and Exchange Commission for a shelf registration of 34,414,525 shares of Aureal Common Stock. The amendment was declared effective September 18, 1997. This figure represents approximately 82% of the Company's total outstanding securities, recognizing that 4,205,000 shares registered are subject to purchase from the Company pursuant to exercise of warrants, but are not currently outstanding. The equity shares were sold by the Company in its August 6, 1997 private placement, as well as earlier transactions. The warrants were issued in conjunction with the most recent private placement of equity, as well as the transactions to increase the Company's line of credit and extend its maturity date.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit index at page 17.
(b)   Reports on Form 8-K:
      The Company filed no reports on Form 8-K during the third quarter ended September 28, 1997.


                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AUREAL SEMICONDUCTOR INC.




Date:    November 10, 1997          By: /s/Kenneth A. Kokinakis
                                       ---------------------------------------
                                    Kenneth A. Kokinakis
                                    President and Chief Executive Officer

Date:    November 10, 1997

                                    By: /s/David J. Domeier
                                       ---------------------------------------
                                    David J. Domeier
                                    Vice President of Finance
                                    Chief Financial Officer

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

  3.1 Second Amended and Restated Certificate of Incorporation of the Company dated May 8, 1996 (2)

  3.2               Restated Bylaws of Aureal Semiconductor Inc. (6)

  4.1 Common Stock Purchase Agreement by and among the Company and certain beneficial owners of 5% or more of the Company's Common Stock, as amended (3)

  4.2 Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996 (5)

  4.3 Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated August 6, 1997 (8)

  10.1 Second Amended and Restated Loan Agreement between TCW Special Credits and the Company dated August 6, 1997 increasing the loan commitment from $20 million to $31.5 million.

  10.2              1995 Stock Option Plan (3)

  10.3 Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan (3)

  10.4              1994 Stock Option Plan (4)

  10.5 Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan (4)

  10.6 Industrial Space Sublease with Chemical Waste Management, Inc. dated September 13, 1995 (3)

  10.7              Form of Indemnity Agreement for Directors and Officers (6)

  10.8              1996 Outside Directors Stock Option Plan (7)

  11.1              Computation of Earnings (Loss) Per Share (See Pages 5 and 9)

  27.1              Financial Data Schedule (Edgar Only)


____________________
(1) Incorporated by reference to the exhibits filed with Form 8-K dated May 22, 1996.
(2) Incorporated by reference to the exhibits filed with Form S-8 (Registration number 333-09531) filed August 2, 1996.
(3) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1994.

(5) Incorporated by reference to the exhibits filed with Form S-3 (Registration number 333-3870) filed June 26, 1996.
(6) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 29, 1996.
(7) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 29, 1996.
(8) Incorporated by reference to the exhibits filed with Form S-3 (As Post-Effective Amendment No. 1, Registration number 333-3870) filed September 12, 1997.