Form 10-K405
period 1997-12-28
AUREAL SEMICONDUCTOR INC
filed 1998-03-30
CIK 892433

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.      Yes  [X]    No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes  [X]    No  [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1998 was approximately $24 million based on the closing bid price of the Company's Common Stock as reported on the OTC Bulletin Board. For purposes of this Report only, the Company assumes its affiliates to be its officers, directors, entities associated with officers and directors, and holders (or groups of associated holders) of ten percent or more of the Common Stock of the Company. As of March 12, 1998, the Registrant had outstanding 42,012,938 shares of Common Stock, par value $0.001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference to the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 20, 1998.

     This report including all exhibits and attachments contains 42 pages. The
Exhibit Index is located on page 39.
================================================================================

                           AUREAL SEMICONDUCTOR INC.

                             1997 FORM 10-K REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    9
Item  3.  Legal Proceedings...........................................    9
Item  4.  Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item  6.  Selected Financial Data.....................................   10
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   12
Item  8.  Financial Statements and Supplementary Data.................   20
Item  9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   38

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38
Item 13.  Certain Relationships and Related Transactions..............   38

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   38

                                     PART I

ITEM 1. BUSINESS.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ materially from those projected in any forward-looking statements due to a number of factors including, but not limited to, the Company's dependence on the PC and consumer electronics industries and on product lines based on new technologies; on foundry capacity, availability and reliability; competition and pricing pressures, the ability to secure additional financing, and other risks detailed below and from time to time in the Company's filings with the Securities and Exchange Commission.

SUMMARY

     Aureal Semiconductor Inc. is a producer of audio semiconductor products and advanced audio technologies for the PC and consumer electronics markets. The Company contracts with independent silicon foundries for production of its semiconductor products, and thus is a "fabless" semiconductor company. The Company's objective is to be the leading provider of advanced digital audio solutions for the PC and consumer electronics markets. In its pursuit of this objective, the Company has had several significant accomplishments over the past year.

     In February and March of 1998, Aureal announced several major design wins for the Vortex AU8820 Digital Audio Processor, including: Dell Computer Corporation, the world's leading direct computer systems company; Turtle Beach Systems, a leading U.S. provider of premier audio products for the PC; TerraTec Electronic GmbH, a leading European provider of sound card products; and Aztech Systems Ltd., a leading sound card retail and OEM company. These customers, along with others, have begun to take volume shipments of Aureal's Vortex AU8820 chip and will promote the Company's A3D technology.

     Earlier in 1998, the Vortex AU8820 received Microsoft's Windows Hardware Quality Labs (WHQL) certification. Microsoft's WHQL certification virtually ensures that customers integrating the Vortex AU8820 chip into their audio subsystems will receive quality approval from Microsoft which is a key differentiation for consumers looking for quality in PC products.

     During the fourth quarter of 1997, Aureal made initial customer shipments of the Vortex AU8820. This important milestone brought to an end a transition period of over two years where Aureal was primarily focused on the development of the Company's new technology.

     The Company also completed some significant financing transactions in 1997 and early 1998. The most recent occurred in March of 1998 with the completion of a $5 million private placement transaction for three-year 8% convertible preferred stock. A prior transaction consisted of a private placement of 1.9 million shares of the Company's Common Stock on August 6, 1997 for proceeds of $3.8 million. In conjunction with the equity placement, the Company's working capital line of credit was increased from $20.0 million to $31.5 million.

     In the consumer electronics field, the Company has announced licensing deals with Zoran Corporation, LSI Logic Corporation and Yamaha Corporation for its A3D Surround technology. Advent has introduced its Powered Partners speaker product line, which is based on Aureal's VSP901 ProLogic chip. The Company continues to invest significant resources towards the development of semiconductor products targeted for the multi-channel mini-component and audio receiver markets that will include the Company's A3D Surround technology for Dolby ProLogic, Dolby Digital and MPEG II audio.

     In September 1996, the Company announced "A3D", the Company's proprietary 3D audio technologies. These technologies provide an interactive audio experience by surrounding the listener with sounds in all three dimensions, with only two-speaker or headphone presentations. The Company now has numerous game developers and over twenty companies utilizing A3D either as a licensed product or as a product utilizing the

Vortex AU8820. Many of these companies are actively promoting the A3D brand name on packaging, advertising and at tradeshows.

     The Company's revenues for 1997 were primarily related to the up-front licensing fees for its A3D technologies, the sale of a modest number of VSP901 chips and the initial shipments of the Vortex AU8820 chip. The Company has begun volume shipments of its Vortex AU8820 device in 1998.

     The Company, in May 1996, acquired 100% ownership of Crystal River Engineering, Inc. (CRE) a leader in the field of 3D audio technology. This merger of resources has enabled Aureal Semiconductor to offer hardware and software solutions optimized for 3D audio presentation.

     In August 1995, the Company announced that it was divesting its multimedia components business to implement its current business plan based on development and sale of software and semiconductor solutions providing advanced audio for the PC and consumer electronics markets. The Company was active in the business of selling multimedia components for the retail market from its founding in 1990 through mid-1995 (operating as Media Vision Technology Inc.) Since November of 1995, the Company has operated under its current name, which was formally changed at its Annual Stockholders' Meeting in May 1996.

     The Company is headquartered in Fremont, California in a leased 36,000 square foot building. As of December 28, 1997, the Company had 81 employees. Of this total, 45 were engaged in engineering functions, 25 were in sales and marketing activities, and 11 were engaged in administrative support. Competition for employees in the Company's industry is intense. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

     Aureal, Aureal 3D, A3D and the A3D logo are trademarks of Aureal Semiconductor Inc. Other trademarks referred to herein are properties of their respective owners.

INDUSTRY BACKGROUND

     Silicon-based audio for the PC industry has historically been characterized by a trend in cost reduction with no significant advances in quality. In recent years, the PC market has made advances in graphics capabilities, especially 3D graphics. With these advances, consumers and game developers have demanded higher quality audio with expanded capabilities. Consumers are expected to desire greater immersion and realism for games, improved music synthesis, better signal-to-noise ratios and integration with other PC subsystems such as modem and graphics. These improvements to audio require new audio software and hardware architectures. Most significantly, PC audio is moving from ISA-bus based audio systems to PCI-bus based solutions and AC'97 architectures. This move requires complete redesigns of PC audio semiconductor solutions, therefore creating a level playing field for new solution providers, such as Aureal Semiconductor.

     The consumer electronics marketplace is also moving toward significant improvements in audio technologies, especially with regard to home theater applications. Movie sound quality has improved both in the recording and playback processes. In today's movie theaters, surround sound presentations with multiple speakers immerse moviegoers with real-life audio soundtracks, thus creating a more compelling entertainment experience. Advancements in audio/visual entertainment is moving into the home, and the home theater concept is now becoming more common and understood by today's consumers.

     As the audio source material for home entertainment continues to improve, better hardware solutions become necessary. Over time, television audio has evolved from single in-set speakers, to higher quality in-set stereo speakers, to stereo audio connection with home stereo equipment (and associated speaker systems), to surround sound home theater set-ups with five or six speakers strategically placed about the room. Aureal sees the product category "Virtual Speakers" as a potentially significant enlargement and enhancement of both the stereo television and home theater markets.

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

     Create Value in the Aureal Logo: Aureal intends to use a combination of licensing of its 3D audio technologies in tandem with the sale of its own 3D audio devices in the PC market, as well as sales of virtual surround devices in the consumer marketplace, to establish an association in consumers' minds between the Aureal A3D brand and high-quality audio. Positional 3D audio is an area in which the Company enjoys clear leadership, and the PC gaming community's enthusiastic response to Aureal's product is a strong means to establish the Company's reputation. The Aureal A3D logo will be on the retail packaging and advertising of many of the leading retail sound card companies, including Diamond Multimedia Systems, Inc., Turtle Beach Systems, Aztech Systems Ltd, and TerraTec Electronic GmbH. The logo will also begin to appear on the game boxes indicating support for A3D, starting with Battlezone, a recently introduced PC game by Activision, Inc. Several PC magazines such as HomePC have indicated that A3D is the 3D audio standard. Aureal hopes to continue to leverage this branding with advertising, joint promotion with A3D partners and the introduction of even more advanced A3D technologies.

     Offer Low-cost PC Audio Acceleration: Aureal will continue to develop low-cost, high-feature audio accelerators for use in the PC marketplace. Rather than burdening the audio device with the entire computational task related to audio, the audio accelerator is developed to be used in conjunction with the computing power of the general-purpose host CPU. The audio accelerator only provides enough additional computational power to significantly off-load the main CPU while providing baseline audio performance which would completely overwhelm the main CPU if delivered through software alone. This strategy takes advantage of improvements in host computational power, such as afforded by MMX instruction-set enhancements, for instance, and results in the most cost-effective devices, without compromising performance, or concurrency of audio operations with other multimedia operations.

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

     Brand Name Used Throughout All Areas of Digital Audio: Aureal believes it has core competencies in all areas of digital audio. Aureal breaks these areas into three categories -- input, processing and output. Input relates to affecting the source of the audio, whether it be through a game developer incorporating A3D into their game or the use of a future Aureal production tool to integrate advanced features into the source material. Processing consists of the silicon devices used to support A3D, Dolby Digital decoding, wavetable synthesis or other advanced audio processing. Output relates to devices and technologies for improving and advancing speaker presentation, such as the Company's A3D Surround technologies.

CURRENT PRODUCTS AND TECHNOLOGIES

  SEMICONDUCTOR PRODUCTS

                         PICTURE OF VORTEX AU8820 CHIP

     The Vortex AU8820 is Aureal's flagship semiconductor product. The AU8820 is a PCI-based AC'97 Digital Audio Processor. It provides support for A3D audio technology, DirectSound3D acceleration, studio quality 64-voice wavetable synthesis, legacy audio support for DOS-based games, and an interface for ISA modem chipsets. The Vortex AU8820 was originally announced in July 1997, with shipments to customers beginning in the fourth quarter of 1997. The product achieved Microsoft's Windows Hardware Quality Labs certification on February 9, 1998. Volume shipments have begun to customers worldwide.

     The VSP901 chip, released for production in February of 1997, is designed to accommodate new emerging home theater applications by "virtually" presenting Dolby Pro-Logic encoded material with complete surround sound quality through a two-speaker implementation. The VSP901 both decodes the encoded material and "virtualizes" the five discrete speakers, allowing significant improvements in cost and convenience over the five-speaker solutions available for the home theater market.

     Aureal's ASP301 Karaoke processing chip presents state-of-the-art audio effects processing for stand-alone karaoke systems, VCD and DVD players and PC platforms. The ASP301 provides the most advanced Karaoke features available on the consumer market today.

  TECHNOLOGIES

                                 [A3D GRAPHIC]

     Aureal's A3D technology is a high quality digital audio technology which provides "life-like" three dimensional sound through two speakers or headphones. The technology enables real-time interaction where sounds emanate from multiple sources or locations, and follow the user's movement throughout three dimensional space, for PC and dedicated gaming platforms. A3D Interactive technology is a main component and a competitive advantage for the Vortex AU8820 mentioned above. A3D Surround technology provides for surround playback, through two speakers, of pre-recorded media in the home theater and PC environments without the need for or expense of five- or six-speaker setups. The Company has licensed these technologies to various semiconductor and OEM customers. The Company also has certain karaoke technologies which it licenses for inclusion into semiconductor products and OEM systems.

     Over the coming year, the Company expects to announce products that expand the current product line. Product announcements and introductions are expected for both the PC and the consumer electronics markets, including extensions and advancements to the Vortex product line for PC audio and digital audio solutions targeted at the consumer electronics market.

SALES AND MARKETING

     The Company's products are sold worldwide through its direct sales force located at its headquarters in Fremont, its subsidiary Aureal Semiconductor Ltd. located in Hong Kong and through distributors and manufacturers' representatives located throughout North America, Europe and Asia. The Company's manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time.

     Sales will generally be made pursuant to standard purchase orders, with product deliveries scheduled upon the Company's receipt of such purchase orders. In addition to purchase orders, the Company may receive forecasts of future delivery requirements from OEM customers. These purchase orders and forecasts generally allow customers to reschedule or cancel deliveries without significant penalties. For these reasons, the Company believes that this information, while useful for scheduling production, will not necessarily be a reliable indicator of future revenues.

     Aureal is fully committed to maintaining close, integrated partnerships with its OEM customers through worldwide technical support. The Company employs its own in-house technical staff for product development and technical support, as well as providing support through manufacturers' representatives and distributors. The Company believes that nurturing these close, supporting relationships with its customers is vital to ensuring customer satisfaction while providing important insight into future market and product direction.

RESEARCH AND DEVELOPMENT

     Over the last two years, the Company's primary focus had been on the development of superior audio technologies, and the transformation from technology to product application. In 1998, an important goal of the Company is to generate significant revenues from products that have resulted from this investment in research and development. Aureal also expects to continue to be research and development intensive as a company. The Company firmly believes that it must continually develop and introduce new technologies and products that may replace or expand portions of its product line. Aureal is a technology leader, and the Company intends to make the investment necessary to stay at the technological forefront and take advantage of market opportunities.

     The Company intends to continue to provide comprehensive solutions for its OEM customers by developing advanced audio algorithms, firmware and application software, as well as semiconductor devices for these new solutions. Aureal utilizes a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and a high-level design description language. The Company invests regularly in new advanced equipment and software tools and intends to maintain and enhance its library of core cells.

     At December 28, 1997, Aureal had a staff of forty-five research and development personnel, including those involved in semiconductor design, process development and software development. In addition, another eleven technical personnel were part of the product development and customer support team included in the marketing function. Aureal also engages outside contractors to supplement its staff and enters into cooperative projects with other companies.

     The markets for the Company's products are characterized by evolving industry standards and rapid technological change and product obsolescence. The Company's success is highly dependent upon the successful development and timely introduction of new products at competitive prices and performance levels. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers' new products, and the Company's ability to offer new products at competitive prices. In addition, to be successful, the Company must secure sufficient foundry capacity for volume manufacturing of wafers and achieve acceptable wafer fabrication yields by the Company's independent foundries. Incorporating the Company's new products into its OEM customers' new product designs requires the anticipation of market trends and performance and functionality requirements of OEMs, along with the development and production of products that meet the timing and pricing requirements of OEMs that can be tested and be available in a timely manner consistent with the OEMs' development and production schedule. Accordingly, in selling to OEMs, the Company can often incur significant expenditures in advance of volume sales of new products, if any. There can be no assurance that the Company will be able to identify new product opportunities, develop and market new products, achieve design wins or respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

     While Aureal believes that its A3D technologies, in both the interactive and surround modes, offer significantly better 3D sound through a two-speaker or headphone presentation than any other available technology, competitors can offer products which are presented to the market as direct competition. The Company, through its technology subsidiary Crystal River Engineering, Inc., has been working to develop true positional 3D audio for almost ten years. Patents on certain techniques utilized in optimizing the technology have been granted to the Company. The most recent patent granted to the Company was announced in September 1997. The patent granted covers methods for compressing HRTF (Head Related Transfer Function) audio filters and is key for A3D audio technology. The claims covered by the latest patent, together with patents previously granted to Aureal, form the basis for the Company's A3D three-dimensional audio processing technology. The patents granted during 1997 increases Aureal's patent total to 15 issued U.S.

patents covering over 240 claims, with an additional 35 patent applications pending in the field of audio. The Company expects to actively pursue additional patents for its audio technologies.

COMPETITION

     The PCI audio market has large and entrenched competitors, including ESS Technology, Creative Technology Ltd. and its subsidiary Ensoniq, Cirrus Logic Inc., Yamaha and Analog Devices Inc. Relative to 3D audio, a number of companies offer licensing for purported 3D audio technology, these include SRS, Spatializer Labs, and QSound, all of which are public companies. In addition, Microsoft has 3D audio capabilities in its DirectSound technology. A number of these and other potential competitors have substantially greater financial, manufacturing, technical, marketing, distribution, and other resources, greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. Certain of the Company's current and potential competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new multimedia PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions.

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, product price declines and, especially in the PC marketplace, rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products that may be less costly or provide higher performance or additional features. The Company competes with semiconductor manufacturers offering various audio solutions. The Company anticipates that it will continue to compete with such third parties, and that its competitors may offer more highly integrated solutions in the future. The Company is unable to predict the timing and nature of any such competitive product offerings. The announcement and commercial shipment of competitive products could adversely affect sales of the Company's products and may result in increased price competition that would adversely affect the prices and margins of the Company's products. In general, product prices in the semiconductor industry decrease over the life of a particular product. The markets for most of the applications for the Company's products, particularly the PC market, are characterized by intense price competition. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce new, higher performance products with competitive product prices, the Company's operating results would be materially adversely affected. Although the Company believes that it is competitive with respect to most of these factors, there can be no assurance that it will remain competitive in the future.

     Each successive generation of PC microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing increasingly complex audio functions. In this regard, Intel Corporation has developed MMX-based signal processing capability for use in conjunction with its Pentium microprocessor line, and is promoting the processing power of the Pentium for data and signal intensive functions such as graphics and audio acceleration and other multimedia functions. Although Aureal's PC products are designed to be complementary to, and take advantage of, MMX technology, there can be no assurance that the increased capabilities of Intel's microprocessors will not adversely affect demand for the Company's products. Currently, Aureal's A3D Interactive technologies support and are enabled by Microsoft's DirectSound standard. Any future substantial changes to Microsoft's DirectSound architecture may affect Aureal's, and its competitors, abilities to support a revised DirectSound standard.

                                   MANAGEMENT

OFFICERS AND DIRECTORS

     The officers and directors of the Company are as follows:

               NAME                 AGE                 POSITION
               ----                 ---                 --------
Kenneth A. Kokinakis                44     President, Chief Executive Officer
                                           and Director
Gary M. Catlin                      42     Vice President, Engineering
David J. Domeier                    44     Vice President, Finance and Chief
                                           Financial Officer
Scott H. Foster                     44     Chief Technical Officer
Michael L. Hunter                   38     Vice President, Sales
S. Murty Cheruvu                    48     Vice President, Manufacturing
                                           Operations
Sanjay Iyer                         41     Vice President, PC Products
Brendan R. O'Flaherty               35     Vice President, Consumer
                                           Electronics and General Counsel
Toni W. Schneider                   28     Vice President, Advanced Audio
                                           Products
Richard E. Christopher(1)           51     Director
L. William Krause(1)                55     Director
D. Richard Masson(2)                39     Director
Thomas K. Smith, Jr.(2)             33     Director

---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     Mr. Kokinakis was appointed President and Chief Executive Officer of the Company effective January 15, 1996 and a Director of the Company effective February 7, 1996. Prior to joining the Company, Mr. Kokinakis served as the Managing Director and Chief Executive Officer of Memec (Asia-Pacific), an electronic component distributor, since January 1991. Prior to 1991, Mr. Kokinakis held various executive sales and marketing positions at Xilinx, Inc. and Microchip Technology Inc.

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

     Mr. Cheruvu became the Company's Vice President, Manufacturing Operations in May 1997 and has been with the Company since June 1995 when he was hired as the Director of Semiconductor Project Operations. Prior to joining Aureal, he was Process Manager with Cirrus Logic Inc. for five years and held engineering positions with Samsung Semiconductor and National Semiconductor. He received his Ph.D. in Materials Science from U.C. Berkeley.

     Mr. Iyer became the Company's Vice President, PC Products in January 1998. From May 1996 to December 1997, he served as Vice President of Marketing. From September 1995 to May 1996, Mr. Iyer served as Vice President, Technology, and prior to then, Mr. Iyer served as the Director of the Digital VLSI group within the Company from May 1994. Mr. Iyer also served as the Company's Director of Graphics Hardware from May 1993 to May 1994. Prior to joining the Company, Mr. Iyer served as the Director of Graphics Hardware of Pellucid, Inc. from 1991 to May 1993. Prior to joining Pellucid, Mr. Iyer served as Hardware Manager of Silicon Graphics, Inc. from 1989 to 1991.

     Mr. O'Flaherty became the Vice President, Consumer Electronics in January 1998. Prior to then he had served as Vice President, Business Development and General Counsel of the Company since May 1994. During the period of October 1995 to January 1996, Mr. O'Flaherty served as a member of the "Office of the President" for the Company. Mr. O'Flaherty was a Director of the Company from May 1994 to December 30, 1994. Mr. O'Flaherty joined the Company as corporate counsel in November 1993. Prior to joining the Company, he was associated with the law firm of Gray Cary Ware & Freidenrich from September 1989 to November 1993.

     Mr. Schneider became the Company's Vice President, Advanced Audio products in January 1998. Mr. Schneider joined the Company in May 1996 through the merger of Aureal and CRE and served as Vice President, Strategic Alliances from May 1996 through December 1997. Mr. Schneider had served at CRE since 1993 in a number of capacities including Vice President, Marketing since October 1994. Prior to joining CRE, he held various engineering positions at Autodesk's Cyberspace Group and VPL Research while working toward a degree in computer science at Stanford University.

     Mr. Christopher has served as a director of the Company since November 1996. Since July 1992, Mr. Christopher has been the Vice President of Worldwide Sales for Chips and Technologies, Inc., a supplier of advanced graphics controllers and accelerators for notebook computers (a subsidiary of Intel Corporation). Prior to joining Chips and Technologies Inc., Mr. Christopher spent twelve years at Fujitsu Microelectronics where he became Senior Vice President and General Manager. Mr. Christopher is also a director of Alpine Semiconductor.

     Mr. Krause has served as a director of the Company since April 1995. Since 1991, he has been the President, Chief Executive Officer and a director of Storm Technology, Inc., a supplier of computer peripherals and software for digital imaging. Prior to that, Mr. Krause was President and Chief Executive Officer of 3Com Corporation from 1981 to 1990 and Chairman of the Board from 1987 to 1993. Mr. Krause is also a director of Sybase, Inc., a client/server software company, and Infoseek Corporation, an internet media company.

     Mr. Masson has served as a director of the Company since December 1994. Mr. Masson has served as a Principal of Oaktree Capital Management since May 1995. From 1988 until 1995, Mr. Masson served as Managing Director of Trust Company of the West and TCW Asset Management Company ("TAMCO"), wholly-owned subsidiaries of The TCW Group, Inc. TCW Special Credits serves as a general partner and investment adviser to certain limited partnerships, trusts, and accounts invested in the securities and debt obligations of financially distressed companies. TAMCO is the managing general partner of TCW Special Credits, and Mr. Masson is a partner of TCW Special Credits. Oaktree provides investment sub-advisory services to TAMCO on certain funds and accounts managed by TAMCO. Mr. Masson also serves as a director for Peregrine Real Estate Trust.

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

ITEM 2. PROPERTIES

     Substantially all of the Company's operations are currently located in approximately 36,000 square feet of leased office and warehouse space located in Fremont, California. The Company relocated to this facility during the fourth quarter of 1995, and has secured a sublease on its former corporate offices effective January 1996 through the remainder of the lease. The Company's rental expense for its current facilities in Fremont, California was approximately $215,000 for the year ended December 28, 1997. (See Note 6 of Notes to Consolidated Financial Statements) The lease on the Company's current facility will expire in 1999. A small amount of office space is also leased in Austin, Texas, and in Hong Kong.

     Due to the Company's growth, the Company anticipates needing additional office space in 1998. Alternatives are currently being examined, but nothing has yet been secured.

ITEM 3. LEGAL PROCEEDINGS

     The Company has received, and may receive in the future, communications from third parties asserting that the Company's trademarks or products infringe patents, copyrights or proprietary rights of third parties or seeking indemnification against such infringement. The costs of any litigation alleging that the Company has infringed the proprietary rights of a third party, or damages resulting from such a claim, could be substantial and could materially adversely affect the Company's business, financial condition and results of operations.

     In March 1998, Aureal was served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation and its subsidiary, E-MU Systems, Inc., a California corporation. The suit alleges that Aureal's Vortex AU8820 AC'97 Digital Audio Processor infringes on a patent which describes a specific implementation for an electronic musical instrument designed by E-MU Systems, Inc. Aureal has reviewed the allegations in the complaint and believes that the action is without merit and intends to vigorously pursue defense of this action.

     Shiva Holdings Limited ("Shiva") filed a cross-complaint against the Company in December 1997 alleging breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation in connection with the Agreement for Purchase of Certain Assets entered into between Shiva and the Company in February 1996. The Company had filed an action against Shiva for breach of contract and specific performance in connection with the failure of Shiva to perform under the February 1996 agreement between the companies. Shiva alleges that the Company made certain misrepresentations in the sale of assets by the Company to Shiva and is seeking damages in excess of $1,000,000. The Company believes that the claims by Shiva are groundless and intends to defend them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the forth quarter of 1997 the Board of Directors authorized a change to the Corporation's Amended and Restated Certificate of Incorporation, pending approval from the Corporation's stockholders. A special meeting of the Stockholders was held on Wednesday, December 17, 1997 at the offices of the Corporation, to approve an amendment to the Amended and Restated Certificate of Incorporation to authorize five million (5,000,000) shares of Preferred Stock, par value one-tenth of one cent ($0.001) per share. A total of 22,370,789 ballots representing 22,370,789 shares were received from the Company's Stockholders, which represented a quorum. Of those, 21,700,942 voted to approve authorization of the Preferred Stock, representing holders of 51.9% of the shares outstanding.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Over the last two years the Company's Common Stock has traded on the OTC Bulletin Board. As of March 12, 1998, there were approximately 325 stockholders of record of the Common Stock. The following table sets forth the range of bid price information for the Common Stock for the quarterly periods within the past two fiscal years. These over-the-counter bid quotations may not necessarily represent prices at which actual transactions took place.

                        COMMON STOCK                          HIGH     LOW
                        ------------                          -----   -----
FISCAL 1996
First Quarter...............................................  $1.38   $0.81
Second Quarter..............................................   3.00    0.75
Third Quarter...............................................   2.50    1.44
Fourth Quarter..............................................   2.50    1.63
FISCAL 1997
First Quarter...............................................  $2.94   $1.75
Second Quarter..............................................   2.69    1.88
Third Quarter...............................................   2.50    1.97
Fourth Quarter..............................................   2.53    1.59

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in
Item 8 of this Annual Report. The statement of operations data for the years ended December 28, 1997, December 29, 1996, December 31, 1995 and December 31, 1994 and the balance sheet data as of these dates, have been derived from and are qualified by reference to the consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The statement of operations data for the year ended December 31, 1993 and the balance sheet data at that date has been derived from and are qualified by reference to the consolidated financial statements which have been audited by Ernst & Young LLP, independent public accountants.

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

     In August 1995, the Company announced that is was divesting itself of its retail multimedia components business to implement a business plan based upon development and sale of software and semiconductor solutions to provide advanced audio for the PC and consumer electronics markets. With this significant change in business, revenues were reduced dramatically in the second half of 1995. During the transition years of 1996 and 1997, the Company was primarily focused on the development of the Company's new technology into product applications, and thus revenue levels were not significant. 1998 is expected to be the first year in which the Company ships products incorporating the new technology in significant volumes.

     The Company emerged from Chapter 11 Bankruptcy proceedings on December 30, 1994. The Company's Second Amended Plan of Reorganization resulted in a new entity at that time. The Company adopted fresh start accounting effective December 31, 1994. Accordingly, the financial data for periods prior to that date are not considered comparable with financial statements for periods subsequent to December 31, 1994

     Given the significant changes to the Company noted above, comparability of the information included below between periods is not considered useful. In addition, as the Company restructured its business in 1995 and began to develop new technologies during 1996 and 1997, the information shown below should not be utilized toward making any projections of future revenues or profitability.

                                                                 FISCAL YEAR
                                           -------------------------------------------------------
                                             1997       1996       1995        1994        1993
                                           --------   --------   ---------   ---------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales................................  $  1,640   $  3,485   $  47,747   $ 147,349   $ 145,304
Loss from continuing operations..........   (17,690)   (17,020)   (103,833)   (157,956)   (100,886)
Loss before extraordinary item...........   (17,690)   (17,020)   (103,833)   (166,457)    (99,170)
Extraordinary item, gain on discharge of
  indebtedness...........................        --         --          --     131,329          --
                                           --------   --------   ---------   ---------   ---------
Net loss.................................  $(17,690)  $(17,020)  $(103,833)  $ (35,128)  $ (99,170)
                                           ========   ========   =========   =========   =========
Basic and diluted earnings (loss) per
  share:
  Continuing operations..................  $  (0.44)  $  (0.51)  $   (5.19)  $  (11.40)  $   (7.67)
  Discontinued operations................        --         --          --       (0.61)       0.13
  Extraordinary item.....................        --         --          --        9.48          --
                                           --------   --------   ---------   ---------   ---------
                                           $  (0.44)  $  (0.51)  $   (5.19)  $   (2.53)  $   (7.54)
                                           ========   ========   =========   =========   =========
Shares used in calculating per share
  amounts................................    40,398     33,344      20,000      13,859      13,158

                                                                  YEAR-END
                                          --------------------------------------------------------
                                            1997       1996        1995        1994        1993
                                          --------   ---------   ---------   ---------   ---------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficiency)............  $   (645)  $  (3,500)  $  (5,725)  $  37,506   $ (31,638)
Total assets............................     6,350       4,145       7,761     107,335     176,847
Long-term obligations and redeemable
  preferred stock.......................    25,616      15,848      24,289      12,393       3,034
Total liabilities.......................    30,499      19,906      31,594      27,335     184,016
Stockholders' equity (deficit)..........   (24,149)    (15,761)    (23,833)     80,000      (7,169)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data included in Item 6 and the Consolidated Financial Statements included in Item 8 herein.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's dependence on the PC and consumer electronics industries and on product lines based on new technologies; on foundry capacity, availability and reliability; competition and pricing pressures, ability to secure necessary funds, and other risks detailed below and from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

     During the three-year period reported upon herein, significant changes took place in the business of the Company. These changes included:

     - August 1997 -- Private placement of 1.9 million shares of the Company's Common Stock

     -  May 1996 -- Acquisition of Crystal River Engineering, Inc.

     - February through June 1996 -- Private placement of 18.9 million shares of the Company's Common Stock

     - August 1995 -- Announcement that the Company was exiting the retail PC products business to focus on development of a business based on the design, development and marketing of audio semiconductor solutions, and licensing of audio semiconductor technology.

     These changes, in conjunction with the business and financial reporting changes necessitated thereby, render operating data largely non-comparable for the years represented. While comparative comments are included herein, the composition of the business differed greatly between 1996 and 1995. During the transition years of 1996 and 1997, the Company was primarily focused on the development of the Company's new technology into product applications, and thus revenue levels were not significant. 1998 is expected to be the first year in which the Company ships products incorporating the new technology in significant volumes. No assumptions should be made as to future operations based upon amounts or trends indicated for prior years.

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

RESULTS OF OPERATIONS

  FISCAL 1997 COMPARED TO FISCAL 1996

     As noted above, 1996 and 1997 were periods where the Company focused primarily on the development of its new technologies into product applications in both the PC and consumer electronics markets. Revenues in both years were not significant, as volume shipments of Aureal-developed semiconductor devices to customers are not anticipated until 1998. The Company's primary goal in 1996 was to generate visibility for and recognition of Aureal's technology in the marketplace. For 1997, the goal was to transform that recognition into relationships in which customers design Aureal's semiconductor technology into their own products. Those objectives have been achieved as the Company currently has secured design wins, licensing agreements, PC game developer commitments and other working relationships with dozens of firms in the PC and consumer electronics industries.

     During the second half of 1997, Aureal introduced the Company's flagship product, the Vortex AU8820. It is a PCI-based AC'97 Digital Audio Processor, and sales of this product are anticipated to generate a significant majority of the Company's revenues during 1998.

     Net Sales

     Revenues for 1997 totaled $1.6 million resulting primarily from technology licensing transactions, with approximately 10% coming from semiconductor sales. The Company has entered into 3D audio technology ("A3D") licenses with several companies. Due to the timing of license revenue recognition, 1997 revenues have varied from quarter to quarter. Revenues in future quarters are not expected to consist primarily of licensing revenues, as volume shipments of the Vortex AU8820 are expected to occur in 1998. Thus the timing of licensing transactions is not expected to have a significant affect on quarterly results.

     1996 revenues of $3.5 million reflect sales or licensing fees associated with pre-existing audio technology, primarily during the first half of the year. Included in the $3.5 million total is $2.0 million associated with a one-time licensing transaction in January 1996. The Company did not receive significant revenue relating to this pre-existing technology during 1997, nor does it expect to in future years.

     Gross Margin

     Gross margin for the 1997 fiscal year was $1.5 million, or 89% of sales. The Company expects future gross margins to decrease significantly as the sale of semiconductor products, which reflect the current cost of producing physical product for sale, replaces licensing transactions as the dominant source of revenue.

     In 1996, the Company recorded gross margin of 91% of sales, or $3.2 million. The margin reflected the large percentage of net sales represented by licensing transactions. The vast majority of costs related to technology licensing are recorded as research and development costs over the development period of the technology. Relatively little current expense is connected directly with the recognized revenue, thus producing relatively high gross margin percentages.

     Research and Development

     Costs for research and development in 1997 were $7.4 million, up $1.2 million or 19% over the prior year. The increase was due primarily to costs associated with increased staff levels and reflect the Company's continued emphasis on new product and technology development. In addition to the costs identified as research and development, certain employee and other costs related to creating prototype products for customers to evaluate Aureal's semiconductor products, as well as finalization of product specifics for individual customers (product development) are reported as part of sales and marketing expenses in both years presented. The Company expects to expand its research and development efforts, and thus costs in this area are anticipated to increase in 1998 and later years.

     Sales and Marketing

     Sales and marketing expenses were $3.7 million for 1997, compared to $2.2 million for the 1996 fiscal year. These increases included additions to staffing as well as costs associated with creating prototype products for customers to evaluate the Company's semiconductor products. Generally, in the case of products for sale to original equipment manufacturers ("OEM's"), significant up-front costs are often incurred before the first order for product is ever received. Expenses for people, travel, public relations, marketing and trade shows are a result of the initial effort to introduce the Company's technology during 1996 and then to introduce semiconductor products during 1997. Although different specific aspects of sales and marketing expenses may grow and shrink as appropriate over time, the aggregate effort and resulting cost level is expected to grow in future quarters.

     General and Administrative

     General and administrative expenses have remained fairly constant over the last two years. Expenses were $2.4 million in 1997, compared to $2.6 million in 1996. The cost stability in this area reflects continued cost containment efforts for the Company. Additional administrative staffing has not yet been necessary, yet this is expected to change as the Company's business grows and sales volumes increase. In 1996, one significant area of expenditure within this category was legal costs associated with preparing, filing and prosecuting numerous patent applications. The Company plans to continue to aggressively pursue additional patents on its current and future developed technologies.

     Amortization of Reorganization Asset

     The Company exited Chapter 11 bankruptcy protection on December 30, 1994. The Reorganization Asset originated pursuant to the Company's valuation upon its exit from bankruptcy protection whereby the fair value of the Company exceeded its net assets by $44.1 million. The Reorganization Asset initially was being amortized over three years at the rate of $3.7 million per fiscal quarter. During the second quarter of 1995 it was determined that a significant portion of the Reorganization Asset could no longer be assured of recovery and a $30.5 million write-off was recorded (see Restructuring Charges below). The remaining Reorganization Asset value after the write-off has been amortized at the rate of $625,000 per fiscal quarter through 1997 and as of December 28, 1997 is completely amortized.

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

     Interest Expense

     Interest expense of $2.8 million in 1997 and $2.2 million in 1996 consisted primarily of interest on the Company's working capital line of credit with TCW (at the rate of prime plus 5%). In both years, the TCW Credit Facility was a primary source of working capital. The balance on the TCW Credit Facility is expected to increase in future periods as it is utilized as a primary source of working capital.

     Amortization of Debt Related Warrants

     SFAS No. 123 requires accounting on the basis of estimated fair value for the warrants issued in association with the amendment to the line of credit ("Debt Warrants"), as described in Footnote 5. The fair value of the Debt Warrants was estimated to be $5.0 million. The value of the Debt Warrants is included in both current and long-term assets in the accompanying balance sheet. Amortization of the $5.0 million asset, as additional interest expense over the life of the loan, commenced in August 1997 at the rate of $0.75 million per quarter.

     Interest Income and Other Income and Expenses

     With cash balances at a minimum throughout 1997, interest income was not significant, and is not expected to be significant in the future.

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

     Other income for 1997 totaled $812,000, resulting primarily from the favorable resolution of certain matters for which liabilities had been provided in 1996. Also included was a VAT refund and miscellaneous other receipts.

     The Company recognized net other income of $563,000 in 1996 from a number of sources, including receipt of prior year VAT refunds and other favorable resolutions to previously recorded liabilities, recovery of property loss insurance proceeds and miscellaneous other receipts.

     Income Taxes

     Due to its net operating losses in both 1997 and 1996, the Company was not required to provide for income taxes in either year. No tax benefit has been recorded for the losses due to the uncertainty as to its realizability.

  FISCAL 1996 COMPARED TO FISCAL 1995

     As noted above, 1995 and 1996 were periods of tremendous change for the Company. The Company exited the retail PC upgrade kit market in the second half of 1995. Through 1996, the Company progressed in its efforts to develop and begin to market new audio technology to both the PC and consumer electronics markets. Technology and product announcements were made in the second half of 1996 and in 1997. The Company's primary goal in 1996 was to generate visibility for and recognition of Aureal's technology in the marketplace.

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

     Net Sales

     Sales for 1996 totaled $3.5 million which consisted primarily of technology licensing transactions along with sales of semiconductor products embodying pre-existing audio technology in the first half of the year. Included in the $3.5 million total is $2.0 million associated with a one-time licensing transaction in early January of 1996. In addition to licenses for Aureal's pre-existing legacy audio technology, the Company has entered into 3D audio technology ("A3D") licenses with Diamond Multimedia, Oak Technology, Rockwell Semiconductor and Analog Devices. No significant revenues were recorded during 1996 with respect to any of these A3D licensing transactions.

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

     In 1995, the Company recorded a negative gross margin of $6.1 million on $47.7 million in PC multimedia upgrade kit sales. The negative margin reflected write-downs of retail inventories during the year to net realizable value. Generally, the relatively short market lives of products in that market (especially

CD-ROM drives) keep extremely high pressure on prices of the products and force prices on "older" products down dramatically over relatively short time frames.

     Research and Development

     Costs for research and development of $6.2 million and $6.7 million in 1996 and 1995, respectively, reflect the Company's continued emphasis on new product and technology development. In addition, a transfer of technical staff from Research and Development to Marketing occurred during the first half of 1996 resulting in certain costs related to product development to be reported as sales and marketing expenses in 1996.

     Sales and Marketing

     Sales and marketing expenses increased in each of the four quarters of 1996 as the Company's efforts to introduce its technologies and products to the marketplace intensified. These increases included additions to staffing as well as incremental travel and specific product development costs as the Company worked with potential customers worldwide to blend its technologies for retail productization.

     1995 sales and marketing expenses of $13.2 million related to the domestic and international efforts in the retail PC upgrade kit marketplace. Those efforts were reduced in the third quarter and eliminated by the end of 1995.

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

     Amortization of Reorganization Asset

     The Reorganization Asset originated pursuant to the Company's valuation upon its exit from bankruptcy protection on December 30, 1994 whereby the fair value of the Company exceeded its net assets by $44.1 million. During the second quarter of 1995 it was determined that a significant portion of the Reorganization Asset could no longer be assured of recovery and a $30.5 million write-off was recorded. The remaining Reorganization Asset value after the write-off has been amortized through 1997 at the rate of $625,000 per fiscal quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has recorded operating losses for each of the last three years. Its decision to terminate the prior retail PC upgrade kit business in mid-1995 and concentrate all of its resources on development of audio technologies and semiconductor solutions for the PC and consumer electronics markets led to a period of product development without significant revenues.

     As of December 28, 1997, the Company had a working capital deficit of $0.6 million and shareholders' deficit of $24.1 million. The net cash flow requirements for the Company have been running at over $1.5 million per month. The $13.9 million net cash used in operations for 1997 was approximately $5.0 million more than in 1996, due mainly from an increase in net loss from operations, after factoring in the 1996 write-off of R&D. Net cash used for investing in equipment and to make business acquisitions was about $2.5 million less in 1997 than in 1996. The difference was the result of the cash used to acquire Crystal River Engineering in 1996. Financing for the aforementioned cash outlays was provided by borrowings from the Company's line of credit in 1997, and proceeds from the issuance of common stock in 1996. The Company expects the need to expand the business with the manufacture of products (through outside foundries) and financing of customer receivables as sales of semiconductor products are anticipated to grow in future quarters. For a company just commencing sales, the timing and uncertain amount of inventory purchases and the collection of revenues make the forecasting of cash flows from operations inherently difficult. There is no assurance the Company will generate positive cash flows in the future.

     The Company maintains a line of credit managed by TCW Special Credits, an affiliate of the TCW Group, Inc. ("TCW"), (See Footnote 5). The maturity date (originally March 1, 1995) and the total availability under the line (ranging from $10 million to $31.5 million to date) have been negotiated periodically with TCW. In conjunction with the private placement of equity, finalized in August 1997, the line of credit was increased from $20.0 million to $31.5 million, and the maturity date was extended to March 31, 1999. In addition, the Company has an option to extend the due date an additional year, to March 31, 2000. Borrowings under the facility are secured by substantially all the assets of the Company and bear interest at the rate of prime (8.50% at December 28, 1997) plus five percent. As of March 12, 1998, $23.2 million was outstanding under the line, with $8.3 million available for further borrowing.

     In March 1998 the Company completed a private placement transaction for the sale of $5 million of three-year 8% convertible preferred stock. The proceeds were immediately used to pay down the outstanding line of credit on March 12, 1998. The shares of the preferred stock include conversion rights to Aureal common stock at either a $2.50 fixed conversion rate or a variable conversion pricing dependent upon the underlying price of the common stock over the three-year term. The Company may require financing, in addition to the availability under its TCW Credit Facility, during 1998 to support its growth. Although the Company believes that its existing line of credit availability will be sufficient to meet the Company's capital and operating requirements for the next 12 months, it may consider various financing options, including additional equity capitalization. It has no commitments for any specific financing at this time and there can be no assurance that any such financing can be obtained at terms acceptable to the Company, or at all.

     Capital expenditures of $881,000 in 1997 and $590,000 in 1996 consisted primarily of hardware and software tools utilized in the Company's research and development activities. Capital expenditures are anticipated to increase significantly during 1998, to an estimated level of between $3 million and $4 million for the year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     History of Losses and Accumulated Deficit; Expectation of Future
Losses. The Company emerged from bankruptcy on December 30, 1994. Since that time the Company has incurred losses from (1) its previous retail products operations in 1995, and (2) during the research and development phases of its advanced audio technologies business operations in 1996 and 1997. The majority of the Company's revenue in 1996 and 1997 has consisted of fees from the licensing of its audio technologies. While the Company sees licensing as an important process to develop market knowledge and acceptance of its technologies as well as generating operating revenues, its primary business is to develop and sell semiconductor products.

     The Company currently has three semiconductor products in full production. No significant revenues have been generated by any of these products to date. The Company is working to secure design wins for each of these products, however, there can be no assurance that the Company will be able to sell significant volumes of any of its semiconductor products in the future. Future profitability, if any, is highly dependent on the Company securing design wins for its products and shipping significant volumes thereof. There can be no assurance that the Company will attain profitability or generate positive cash flows.

     New Technologies and Products Developed With New Technologies. The Company's success depends on its ability to develop and market new technologies aimed at advancing the level of audio quality in the PC and consumer electronics devices. With respect to the PC Market, audio technology is shifting from utilization of the ISA bus to utilization of the more advanced (higher band-width) PCI bus. This change enables advanced digital audio functionality including positional 3D audio, streaming audio and higher quality presentation. There can be no assurance that the shift from ISA-based audio to PCI-based audio will occur in a timeframe for the Company to benefit from its PCI-based products and technologies. As new technologies are developed, there can be no assurance that markets will develop for them, or that markets will develop on a timely basis for the Company to benefit therefrom.

     The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customers new products and the Company's ability to offer new products at competitive prices. Incorporating the Company's new products into its OEM customers' new product designs requires the anticipation of market trends and performance and functionality requirements of OEMs, the development and production of products that meet the timing and pricing requirements of OEMs and that can be tested and be available in a timely manner consistent with the OEM's development and production schedule. Accordingly, in selling to OEMs, the Company can often incur significant expenditures in advance of volume sales, if any, of new products. There can be no assurance that the Company will be able to successfully identify new product opportunities, develop and market new products, achieve design wins or respond effectively to the new technological changes or product announcements by others. A failure in any of these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

     Each successive generation of microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing advanced audio functions to an extent that the need or preference for the Company's products could be eliminated. In this regard, Intel Corporation has created the MMX functionality with its Pentium line of processors and is promoting the processing power of MMX for data and signal intensive functions such as graphics and audio processing. A product with the processing power required to execute high quality audio, video and graphics simultaneously with all other functions which the host processor does, has not yet been marketed by Intel. The Company believes that advanced audio processing, done in conjunction with either video or graphics processing is best performed with a separate accelerator chip in addition to the host processor. There can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products.

     Dependence on Single Product Line and the PC and Consumer Electronics Markets. The Company has historically derived substantially all of its revenues from its products, all of which are related to advanced audio solutions for the PC and consumer electronics markets. The Company expects that such products will continue to represent substantially all of the Company's revenues. The failure of this market to continue to grow, any reduction in demand as a result of increased competition in this market, technological change, failure by the Company to introduce new versions of products acceptable to the marketplace or other similar factors would have a material adverse effect on the Company's business, operating results and financial condition.

     Competition and Pricing Pressures. The markets in which the Company competes are intensely competitive and are characterized by evolving industry standards, rapid technological advances resulting in relatively short product life cycles, price reductions, significant price/performance improvements and frequent new product introductions. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the markets with products that may be less costly or provide higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will continue to decline. If the Company is unable to reduce its cost sufficiently to offset declines in product prices or is unable to introduce new, higher performance products with higher product prices, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company anticipates that it will compete for the development of new technologies and for the sale of semiconductor products with a number of companies who have more extensive resources including financial, manufacturing, technical, marketing and distribution. In addition, some of those firms have greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies.

     The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new multimedia PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions.

     Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect its business, financial condition or results of operations.

     Dependence on Foundries. The Company, as a "fabless" semiconductor firm, relies on independent foundries to manufacture all of its semiconductor products. Currently the Company utilizes two foundries, one domestic and one foreign to manufacture its existing products. Both of these foundries have indicated to the Company that they have the manufacturing availability to provide for the Company's planned production of each product through at least 1998; however the production relationships are based only upon purchase orders in the case of either foundry, and there is no assurance that the foundries will continue to provide adequate manufacturing capacity to the Company for its current level of production or its intended increases in production levels. If foundry capacity at either manufacturer is substantially reduced or not increased to cover the Company's anticipated production growth requirements, such availability of product could have a material adverse effect on the Company's business, financial condition and results of operations.

     The manufacture of semiconductor products is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on wafers, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be non-functional. Many of these problems are difficult to diagnose, time-consuming or expensive to remedy. There can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in the manufacturing processes. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued services of key engineering, marketing, sales and management personnel. The Company's employees may voluntarily terminate their employment with the Company at any time. The Company recognizes the value of the contributions of each of its employees and has developed compensation programs, including stock option plans for granting of options to all employees, designed to retain its employees. Competition for such employees is intense and the loss of the services of such employees could have a material adverse effect on the Company's business, financial condition and results of operations.

     Factors Inhibiting Takeover. The Company is subject to the provision of
Section 203 of the Delaware General Corporation Law, which imposes certain restrictions on the ability of a third party to effect an unsolicited change in control of the Company. In addition, the Company's Amended and restated Certificate of Incorporation does not provide for cumulative voting in the election of directors, and certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws, including the provision which divides the Board into three separate classes, may have the effect of delaying or preventing changes in control or management of the Company.

     Uncertainty of Trading Market for Common Stock. The Company's Common Stock trades only on the OTC Bulletin Board and the trading volume has been generally light. The Company does not currently meet the requirements of the Nasdaq National Market or other national stock exchanges. There can be no assurance that the Company will meet the listing requirements or that it will be accepted for trading on any such national exchange in the future.

     Currently, approximately 76% of the outstanding Common Stock is controlled by three parties, each of whom control at least 10% individually. There can be no assurance that the liquidity of the market for the Common Stock will be maintained at or increase over its current levels, and the trading price for the Common Stock may be influenced by the volume and liquidity of the market for the Common Stock. Sales of a large percentage of the Company's total outstanding Common Stock may have an adverse effect on the market price for such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aureal Semiconductor Inc.:

     We have audited the accompanying consolidated balance sheets of Aureal Semiconductor Inc. (a Delaware corporation) and subsidiaries as of December 28, 1997 and December 29, 1996, and related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aureal Semiconductor Inc. and subsidiaries as of December 28, 1997 and December 29, 1996 and the results of their operations and their cash flows for the each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

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

San Jose, California
March 12, 1998

                           AUREAL SEMICONDUCTOR INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                     YEAR-END
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $     135    $      18
  Restricted cash...........................................        109           --
  Accounts receivable, net of allowance of $12 and $23,
     respectively...........................................         21           63
  Inventories...............................................        511           74
  Deferred fair value of debt related warrants..............      3,000           --
  Prepaid loan fees and other current assets................        462          403
                                                              ---------    ---------
          Total current assets..............................      4,238          558
Property and equipment:
  Machinery and equipment...................................      3,785        2,917
  Furniture, fixtures and improvements......................        599          593
                                                              ---------    ---------
                                                                  4,384        3,510
Accumulated depreciation and amortization...................     (3,170)      (2,518)
                                                              ---------    ---------
          Net property and equipment........................      1,214          992
Reorganization asset, less accumulated amortization of
  $13,596 in 1997 and $11,096 in 1996.......................         --        2,500
Long-term portion of fair value of debt related warrants and
  other assets..............................................        898           95
                                                              ---------    ---------
          Total assets......................................  $   6,350    $   4,145
                                                              =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   1,523    $     670
  Accrued compensation and benefits.........................      1,115        1,278
  Other accrued liabilities.................................      1,365        1,229
  Current portion of pre-petition claims....................        880          881
                                                              ---------    ---------
          Total current liabilities.........................      4,883        4,058
Line of Credit from TCW.....................................     21,975       10,325
Long-term portion of pre-petition claims and deferred
  obligations...............................................      3,641        5,523
                                                              ---------    ---------
                                                                 30,499       19,906
                                                              ---------    ---------
Commitments (See Note 6)
Stockholders' equity (deficit):
  Preferred Stock, $.001 par value:
          Authorized shares -- 5,000,000; None issued and
            outstanding.....................................         --           --
  Common stock, $.001 par value:
          Authorized shares -- 100,000,000; Issued and
            outstanding shares -- 41,850,205 in 1997 and
            39,190,795 in 1996..............................         42           39
  Additional paid-in capital................................    114,352      105,053
  Accumulated deficit.......................................   (138,543)    (120,853)
                                                              ---------    ---------
          Total stockholders' equity (deficit)..............    (24,149)     (15,761)
                                                              ---------    ---------
          Total liabilities and stockholders' deficit.......  $   6,350    $   4,145
                                                              =========    =========

                            See accompanying notes.

                           AUREAL SEMICONDUCTOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FISCAL YEAR
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            --------    --------    ---------
Net Sales.................................................  $  1,640    $  3,485    $  47,747
Cost of Sales.............................................       181         304       53,802
                                                            --------    --------    ---------
Gross Margin..............................................     1,459       3,181       (6,055)
Operating expenses:
  Research and development................................     7,425       6,231        6,730
  Sales and marketing.....................................     3,662       2,177       13,247
  General and administrative..............................     2,379       2,564        4,422
  Amortization of reorganization asset....................     2,500       2,500        8,596
  Restructuring charges...................................        --        (804)      61,626
  Write-off of acquired research and development in
     progress.............................................        --       6,013           --
                                                            --------    --------    ---------
          Total operating expenses........................    15,966      18,681       94,621
                                                            --------    --------    ---------
Operating loss............................................   (14,507)    (15,500)    (100,676)
  Interest expense........................................    (2,757)     (2,239)      (3,183)
  Amortization of debt related warrants...................    (1,250)         --           --
  Interest income.........................................        12         156          142
  Other income (expense)..................................       812         563         (116)
                                                            --------    --------    ---------
Loss before income taxes..................................   (17,690)    (17,020)    (103,833)
Provision (benefit) for income taxes......................        --          --           --
                                                            --------    --------    ---------
Net loss..................................................  $(17,690)   $(17,020)   $(103,833)
                                                            ========    ========    =========
Basic and Diluted loss per share..........................  $  (0.44)   $  (0.51)   $   (5.19)
                                                            ========    ========    =========
Shares used in calculating per share amounts..............    40,398      33,344       20,000
                                                            ========    ========    =========

                            See accompanying notes.

                           AUREAL SEMICONDUCTOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FISCAL YEAR
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            --------    --------    ---------
OPERATING ACTIVITIES
Net loss from operations................................    $(17,690)   $(17,020)   $(103,833)
Adjustments to reconcile net loss from operations to net
  cash used in operating activities:
     Depreciation and amortization......................       4,451       3,262       10,661
     Restructuring charges..............................          --        (804)      61,626
     Write-off of acquired research and development in
       process..........................................          --       6,013           --
     Changes in operating assets and liabilities (net of
       assets acquired and liabilities assumed in 1996):
       Restricted cash provided or released.............        (109)        206        3,025
       Accounts receivable..............................          42         212       14,795
       Inventories......................................        (437)        178       10,167
       Prepaid expenses and other current assets........         (59)        722        3,351
       Other assets.....................................         (97)        236          591
       Accounts payable.................................         853        (283)      (1,594)
       Accrued compensation and benefits, and other
          liabilities...................................        (890)     (1,729)      (9,262)
                                                            --------    --------    ---------
Net cash used in operating activities...................     (13,936)     (9,007)     (10,473)
INVESTING ACTIVITIES
  Payment for acquisition of business, net of cash
     acquired...........................................          --      (2,970)          --
  Purchases of property and equipment...................        (881)       (590)        (277)
  Proceeds from disposition of property and equipment...           8           3          581
                                                            --------    --------    ---------
Net cash provided by (used in) investing activities.....        (873)     (3,557)         304
                                                            --------    --------    ---------
FINANCING ACTIVITIES
  Proceeds from TCW Credit Facility.....................      15,540       6,153       23,555
  Repayment of TCW Credit Facility......................      (3,890)    (15,128)     (11,450)
  Principal payments on pre-petition claims.............      (1,020)       (661)      (2,504)
  Proceeds from issuance of common stock and warrants...       3,820      21,957           --
  Proceeds from exercise of stock options...............         476         239           --
                                                            --------    --------    ---------
Net cash provided by financing activities...............      14,926      12,560        9,601
                                                            --------    --------    ---------
Net change in cash and cash equivalents.................         117          (4)        (568)
Cash and cash equivalents at beginning of period........          18          22          590
                                                            --------    --------    ---------
Cash and cash equivalents at end of period..............    $    135    $     18    $      22
                                                            ========    ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...........................................    $  2,145    $  2,685    $   2,544
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Valuation of debt related warrants issued.............    $  5,000          --           --
  Assumption of stock options in CRE acquisition........          --    $  2,838           --

                            See accompanying notes.

                           AUREAL SEMICONDUCTOR INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                TOTAL
                                               COMMON STOCK      ADDITIONAL                 STOCKHOLDERS'
                                            ------------------    PAID-IN     ACCUMULATED      EQUITY
                                              SHARES    AMOUNT    CAPITAL       DEFICIT       (DEFICIT)
                                            ----------  ------   ----------   -----------   -------------
BALANCE AT DECEMBER 31, 1994..............  20,000,000   $20      $ 79,980            --      $  80,000
Net Loss..................................          --    --            --     $(103,833)      (103,833)
                                            ----------   ---      --------     ---------      ---------
BALANCE AT DECEMBER 31, 1995..............  20,000,000    20        79,980      (103,833)       (23,833)
Issuance of Common Stock in private
  placement transactions..................  18,888,888    19        21,938            --         21,957
Issuance of Common Stock upon exercise of
  stock options...........................     301,907    --           239            --            239
Value of stock options in CRE
Acquisition...............................          --    --         2,838            --          2,838
Valuation of stock options and warrants
  issued to non-employees.................          --    --            58            --             58
Net Loss..................................          --    --            --       (17,020)       (17,020)
                                            ----------   ---      --------     ---------      ---------
BALANCE AT DECEMBER 29, 1996..............  39,190,795    39       105,053      (120,853)       (15,761)
Issuance of Common Stock and warrants in
  private placement transactions..........   1,910,000     2         3,818            --          3,820
Issuance of Common Stock upon exercise of
  stock options...........................     749,410     1           475            --            476
Valuation of debt related warrants........          --    --         5,000            --          5,000
Valuation of stock options issued to non-
  employees...............................          --    --             6            --              6
Net Loss..................................          --    --            --       (17,690)       (17,690)
                                            ----------   ---      --------     ---------      ---------
BALANCE AT DECEMBER 28, 1997..............  41,850,205   $42      $114,352     $(138,543)     $ (24,149)
                                            ==========   ===      ========     =========      =========

                            See accompanying notes.

                           AUREAL SEMICONDUCTOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND RECENT EVENTS

     Aureal Semiconductor Inc., together with its subsidiary Crystal River Engineering, Inc. (combined, the "Company") specialize in the design and marketing of audio semiconductor technologies for use in both the PC and consumer electronics markets. Crystal River Engineering, Inc. ("CRE"), founded in 1987 and acquired by Aureal in the second quarter of 1996, has been a pioneer in the development of 3D audio technologies. The Company's business involves not only the development and sale of audio processing semiconductor chips, but the licensing of technology which is designed to define and develop advanced audio standards in the marketplace.

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

     The above noted change during 1995 to the Company's business render operating data largely non-comparable for 1997 and 1996 relative to 1995. No assumptions should be made as to future operations based upon amounts or trends indicated for prior years.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain reclassifications have been made to the prior period financial statements to conform to the December 28, 1997 presentation.

                           AUREAL SEMICONDUCTOR INC.

     During 1995, the Company changed its fiscal year end from a calendar year end to a fifty-two week period ending on the Sunday closest to the calendar year end. Consequently, fiscal quarters include thirteen weeks. The fiscal year-ends presented occurred on December 28, 1997, December 29, 1996 and December 31, 1995.

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

  Cash Equivalents and Restricted Cash

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. As of year end 1997, $109,000 in restricted cash deposits primarily represented collateral for an outstanding Stand-by Letter of Credit, supporting product purchase orders.

  Inventories

     Inventories are stated at the lower-of-cost-or-market value on a weighted-average costing method. The Company does not consider any inventory to be raw material, since the Company's initial point of purchase is for fabricated silicon wafers. Net inventories at December 28, 1997 and December 29, 1996 consist of the following, in thousands:

                                                        1997     1996
                                                        ----    ------
Work-In-Process.......................................  $243     $--
Finished Goods........................................   268      74
                                                        ----     ---
          Total Inventories...........................  $511     $74
                                                        ====     ===

  Property and Equipment

     Property and equipment are stated at cost and depreciated utilizing the straight-line method over their estimated useful lives (one and one-half to five years).

  Revenue Recognition

     The Company's major sources of revenue consisted of sales of proprietary design, advanced audio semiconductor chips, and licensing of related audio technologies. Revenue was recognized upon shipment for product sales. Licensing revenues are recognized upon shipment of licensed product unless it is necessary as a result of continuing obligations.

  Concentration of Financial Instrument Risks

     Financial instruments which potentially subject the Company to concentration of market risk consist primarily of the Company's line of credit. Concentration of market risk on the line of credit is related to changes in the prime lending rate, as the Company's line of credit bears interest rates which fluctuate with changes in the prime lending rate.

                           AUREAL SEMICONDUCTOR INC.

  Stock Option Accounting -- SFAS No. 123 Adoption

     The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" requires increased disclosure of certain calculated value information related to stock options granted to employees and new accounting treatment for stock-based compensation granted to non-employees. SFAS No. 123 requires that a fair value be estimated using an option valuation model, such as the Black-Scholes model. Aureal adopted SFAS No. 123 effective for 1996, as required, although under the terms of the statement, continue to account for stock-based compensation for employees under criteria set forth in APB 25. Accordingly, no compensation cost has been recognized related to employee stock option plan activity.

     The amount recognized for 1997 related to stock options granted to non-employee contractors was not material.

     The Company also recorded the estimated fair value for the warrants issued in association with both the amendment to the line of credit ("Debt Warrants"), and the sale of common stock ("Equity Warrants"), as described in Footnote 5 below. The fair values of the Debt Warrants and the Equity Warrants were estimated to be $5.0 million and $1.5 million respectively. The value of the Debt Warrants is included in both current and long-term assets in the accompanying balance sheet. Amortization of the $5.0 million asset, as additional interest expense over the life of the loan, commenced in August 1997 at the rate of $0.75 million per quarter.

  Loss Per Share

     The Financial Accounting Standards Board has issued SFAS No. 128, which is effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires that the calculation for basic EPS exclude the dilutive effect of common stock equivalents in the calculation for basic net income
(loss) per share. Diluted EPS under SFAS No. 128, is calculated using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method for outstanding warrants and stock options. Common equivalent shares are excluded from the diluted EPS computation only if their effect is anti-dilutive. No common stock equivalents were included in the calculations for any fiscal period presented as, due to the net loss position, any affect would be anti-dilutive.

  Amortization of Intangibles

     The Company exited from Chapter 11 bankruptcy protection on December 31, 1994, and on that date the reorganization value of the Company in excess of its net assets generated a $44.1 million intangible value that was classified as a reorganization asset in the consolidated balance sheet of the Company ("Reorganization Asset"). The Reorganization Asset consisted primarily of proprietary technology and other intangibles having an estimated useful life of three years. Accordingly, the Reorganization Asset was being amortized on a straight-line basis over three years. The carrying value of the Reorganization Asset was reviewed during the second quarter of 1995 in light of the Company's revenue and profitability levels and the related decision to divest its retail business. This review suggested that the Reorganization Asset was impaired, as determined based on projected cash flows of the Company over the remaining amortization period. The cash flow projections anticipated the cost and probable future savings from the restructuring actions, the expected benefit from products and technologies then in the latter stages of development, and availability of existing capital. Consequently, the carrying value of the Reorganization Asset was reduced during the second quarter of 1995 to $6.2 million in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Amortization of the Reorganization Asset for 1997, 1996 and 1995 was $2.5 million, $2.5 million and $8.6 million, respectively, and was included as a component of operating expenses. The Reorganization Asset

                           AUREAL SEMICONDUCTOR INC.

was amortized at a rate of $625,000 per quarter through 1997 and as of December 28, 1997 was fully amortized.

     In conjunction with the acquisition of Crystal River Engineering, Inc. (See
Note 3 below) made during the second quarter of 1996, the allocation of the purchase price included an intangible asset of $150,000 which was recorded on the Company's books. Amortization over the estimated useful life of eighteen months for the intangible asset value commenced in mid-1996. As a result of further asset value allocations throughout the year, the intangible asset was reduced by $61,000 during 1996. As of December 28, 1997, the intangible asset was fully amortized.

  Recently Issued Accounting Standards

     In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), and is effective for transactions entered into for fiscal years beginning after December 15, 1997. SOP 97-2 amends certain provisions of Statement of Position 91-1, "Software Revenue Recognition", and provides guidance on when revenue related to licensing or selling computer software should be recognized. The issuance of SOP 97-2 does not, and is not expected to, have a material impact on the Company's operating results.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is required to be adopted by the Company in its first quarter of fiscal 1998. At that time, the Company must disclose all non-owner changes in equity, such as cumulative foreign currency translation adjustments, certain minimum pension liabilities and gains and losses on available-for-sale securities. The Company does not expect SFAS No. 130 to have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, major customers and geographic areas. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 in fiscal 1998.

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

                           AUREAL SEMICONDUCTOR INC.

     Pro-forma information assuming the acquisition had taken place at the beginning of each fiscal year is shown below (in thousands, except per share amounts):

                                               FISCAL 1996    FISCAL 1995
                                               -----------    -----------
Revenues.....................................   $  3,909       $  49,628
Costs and expenses...........................     21,725         154,173
                                                --------       ---------
Net loss.....................................   $(17,816)      $(104,545)
                                                ========       =========
Net loss per share...........................   $  (0.53)      $   (5.23)
                                                ========       =========

 4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities as of year-end 1997 and 1996 consist of the following, in thousands:

                                                      1997      1996
                                                     ------    ------
Interest payable...................................  $  687    $  325
Warranty and product support.......................      16       224
Professional fees related to bankruptcy filings....     145       233
Deferred legal.....................................     260       105
Other..............................................     257       342
                                                     ------    ------
                                                     $1,365    $1,229
                                                     ======    ======

 5. LINE OF CREDIT FROM TCW

     The Company maintains a line of credit managed by TCW Special Credits, an affiliate of the TCW Group, Inc. ("TCW"). The maturity date (originally March 1,
1995) and the total availability under the line (ranging from $10 million to $31.5 million to date) have been negotiated periodically with TCW. In conjunction with a private placement of common stock, finalized in August 1997, the line of credit was increased from $20.0 million to $31.5 million, and the maturity date was extended to March 31, 1999. In addition, the Company has an option to extend the due date an additional year, to March 31, 2000. Borrowings under the facility are secured by substantially all the assets of the Company and bear interest at the rate of prime (8.50% at December 28, 1997) plus five percent. At December 28, 1997, approximately $22.0 million was outstanding under the line.

     The line of credit lenders are entities affiliated with TCW Special Credits and DDJ Capital Management LLC. As of March 12, 1998 these entities controlled approximately 45% and 17% of the Company's outstanding common stock, respectively.

     The Company is prohibited from declaring or paying cash dividends on its capital stock under the terms of the TCW line of credit.

 6. COMMITMENTS

  Operating Leases

     The Company utilizes facilities and certain equipment under non-cancelable operating leases that expire at various dates through the year 2000. Under the terms of the leases, the Company is generally responsible for taxes, insurance, and normal maintenance costs. The Company executed a sublease covering its former corporate offices which commenced January 1996 and continues through the term of the underlying lease.

                           AUREAL SEMICONDUCTOR INC.

     Aggregate future minimum annual payments under the operating leases and related sublease proceeds as of December 28, 1997 are as follows (in thousands):

                                                  MINIMUM
                                                 COMMITMENT    SUBLEASE
                                                 ----------    --------
1998...........................................    $  984        $834
1999...........................................       213          --
2000 and thereafter............................        34          --
                                                   ------        ----
Total minimum lease payments...................    $1,231        $834
                                                   ======        ====

     Rent expenses charged to operations totaled $0.2 million, $0.2 million and $1.1 million for the fiscal years 1997, 1996 and 1995, respectively.

  Pre-petition Claims

     Pursuant to the Plan of Reorganization under which the Company exited Chapter 11 bankruptcy protection in 1994, certain lease claims and administrative tax claims were assumed by the Company as unsecured debt obligations. These obligations are payable in both monthly and quarterly installments through 2000 and bear interest at 9.0% to 9.3%.

     Minimum future payment obligations as of December 28, 1997 are as follows (in thousands):

1998........................................................  $1,091
1999........................................................   1,093
2000........................................................     974
2001 and thereafter.........................................      --
                                                              ------
Total future minimum payments...............................   3,158
  Less amounts representing interest........................    (380)
                                                              ------
Present value of future minimum payments....................   2,778
  Less current portion......................................    (880)
                                                              ------
Long-term portion...........................................  $1,898
                                                              ======

  Litigation

     The Company has received, and may receive in the future, communications from third parties asserting that the Company's trademarks or products infringe patents, copyrights or the proprietary rights of third parties or seeking indemnification against such infringement. The costs of any future litigation alleging that the Company has infringed the proprietary rights of a third party, or damages resulting from such a claim, could be substantial and could materially adversely affect the Company's business, financial condition and results of operations.

     The Company does not believe that any currently known legal matters, including those mentioned below, will result in a settlement which would adversely impact the Company's financial position.

     Shiva Holdings Limited ("Shiva") filed a cross-complaint against the Company in December 1997 alleging breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation in connection with the Agreement for Purchase of Certain Assets entered into between Shiva and the Company in February 1996. The Company had filed an action against Shiva for breach of contract and specific performance in connection with the failure of Shiva to pay certain amounts due under the February 1996 agreement. Shiva alleges that the Company made certain misrepresentations in the sale of assets by the Company to Shiva and is seeking damages in excess of $1,000,000. The Company believes that the claims by Shiva are groundless and intends to defend them vigorously.

                           AUREAL SEMICONDUCTOR INC.

     In March 1998, Aureal was served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation and its subsidiary, E-MU Systems, Inc., a California corporation. The suit alleges that Aureal's Vortex AU8820 AC'97 Digital Audio Processor infringes on a patent which describes a specific implementation for an electronic musical instrument designed by E-MU Systems, Inc. Aureal has reviewed the allegations in the complaint and believes that the action is without merit and intends to vigorously pursue defense of this action.

 7. STOCKHOLDERS' EQUITY (DEFICIT)

  Authorization of Preferred Stock

     On December 17, 1997, at a special shareholder's meeting, the Company's stockholders approved the authorization of five million shares of Preferred Stock. No issuances of the authorized Preferred Stock were made during 1997.

  Private Placement of Common Stock

     On August 6, 1997, the Company completed a private placement of equity capital, and at the same time increased and extended the Company's line of credit. The equity transaction provided proceeds of approximately $3.8 million from the sale of 1.9 million common stock units at a price of $2.00 per unit. Each unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock at a price of $2.00 per share. The participants in this private placement included the TCW Group, Inc., and DDJ Capital Management, LLC. Also occurring on August 6, 1997, a total of 3,150,000 warrants for the purchase of 3,150,000 shares of common stock (at a purchase price of $2.00 per share) were issued to the debt holders of the $31.5 million line of credit. Up to 2,000,000 of the warrants associated with the line of credit can be rescinded by the Company upon cancellation of up to $20,000,000 of borrowing capacity, at the rate of one warrant rescission for each $10 of borrowing capacity canceled by the Company prior to March 31, 1998. All of the warrants issued in conjunction with the sale of common stock units and the line of credit extension terminate if not exercised prior to August 6, 2001. Net proceeds from the sale of stock were used to pay down the line of credit.

     All shares sold in these transactions, along with the common stock underlying the warrants granted have been registered for potential resale by the holders into the public market via a Form S-3 registration statement declared effective in September 1997 by the Securities and Exchange Commission.

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

  Stock Option Plans

     The Company has three stock option plans under which eligible individuals have been granted options to purchase shares of Common Stock. In 1994, the Board of Directors established and stockholders approved the 1994 Stock Option Plan (the "1994 Option Plan") whereby 3,000,000 shares of Common Stock were reserved for issuance to employees (including consultants and directors who are employees). In August 1995, the Board of Directors established the 1995 Stock Option Plan (the "1995 Option Plan") whereby 1,000,000 additional shares were reserved for future issuance to employees (including consultants and directors who are not employees). In February 1996, the Board of Directors, in anticipation of the above noted private placement transactions, approved an increase of the share reserve under the 1995 Option Plan such that an

                           AUREAL SEMICONDUCTOR INC.

aggregate 20% of all outstanding shares on a fully diluted basis would be available for issuance under the 1994 Option Plan and the 1995 Option Plan, combined. The 1995 Option Plan was approved by the stockholders at their May 1996 meeting. Options granted under the 1994 and 1995 Option Plans are either incentive stock options or non-statutory stock options, as designated by the plan administrator. In November 1996, the Board of Directors established the 1996 Outside Directors Stock Option Plan (the "1996 Directors Option Plan") whereby 200,000 shares of Common Stock were reserved for issuance to directors who are not employees. The 1996 Director Option Plan was formally approved at the Stockholders' meeting in May 1997.

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

                           AUREAL SEMICONDUCTOR INC.

     During 1995, approximately 1.3 million options granted under the 1994 Stock Option Plan were regranted at exercise prices equal to the fair market value on the dates of the regrants. The regrants did not affect the vested status of the shares. Activity under the three option plans described above from 1995 through 1997 has been as follows:

                                                                      OPTIONS OUTSTANDING
                                             OPTIONS     ----------------------------------------------
                                            AVAILABLE      STOCK      EXERCISE PRICE   WEIGHTED AVERAGE
                                            FOR GRANT     OPTIONS       PER SHARE       EXERCISE PRICE
                                            ----------   ----------   --------------   ----------------
Shares reserved for issuance in March
  1995....................................   3,000,000
  Additional share reservation............   1,000,000
  Options granted.........................  (5,310,400)   5,310,400   $0.93 - $4.00         $2.30
  Options canceled........................   2,308,953   (2,308,953)  $0.93 - $4.00         $3.42
                                            ----------   ----------
Balance at December 31, 1995..............     998,553    3,001,447   $0.93 - $1.88         $1.43
  Additional share reservation............   8,567,067
  Options granted.........................  (4,278,750)   4,278,750   $0.88 - $2.48         $1.38
  Options issued in CRE
Acquisition...............................  (2,644,845)   2,644,845   $0.12 - $0.40         $0.28
  Options exercised.......................                 (301,907)  $0.12 - $1.88         $0.79
  Options canceled........................     410,448     (461,287)  $0.36 - $1.88         $1.60
                                            ----------   ----------
Balance at December 29, 1996..............   3,052,473    9,161,848   $0.12 - $2.48         $1.09
  Additional share reservation............     475,566
  Options granted.........................  (3,002,000)   3,002,000   $1.75 - $2.80         $2.00
  Options exercised.......................                 (749,410)  $0.12 - $2.00         $0.74
  Options canceled........................     661,186     (661,186)  $0.36 - $2.37         $1.46
                                            ----------   ----------
Balance at December 28, 1997..............   1,187,225   10,753,252   $0.12 - $2.80         $1.35
                                            ==========   ==========

     As of December 28, 1997, options for 10,204,784 shares were exercisable at exercise prices ranging from $0.12 to $2.80 per share. Of the shares exercisable, 5,047,546 are subject to Company buyback provisions (which allow the Company to repurchase the shares at the option exercise price) as of December 28, 1997.

     In addition to the above stock option activity, the Company has 4,155,000 stock warrants outstanding at December 28, 1997 at prices ranging from $1.62 to $2.00. These warrants will expire by August 6, 2001 if not previously exercised.

  SFAS No. 123 Disclosure

     SFAS No. 123 requires disclosure of calculated values for a fair value method of accounting for stock-based compensation granted to employees if such accounting under SFAS No. 123 is not implemented. As noted previously, such valuation calculations are not necessarily indicative of the value of the stock options at the time of grant or any specific time in the future, but rather represent a calculation called for under the provisions of SFAS No. 123. Had the Company elected to recognize compensation cost, determined as the fair value of the options at grant date, under the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        1997            1996
                                                      --------        --------
Net loss (in thousands)            As reported        $(17,690)       $(17,020)
                                                      ========        ========
                                   Pro forma          $(20,365)       $(20,439)
                                                      ========        ========
Loss per share (basic and
  diluted)                         As reported        $  (0.44)       $  (0.51)
                                                      ========        ========
                                   Pro forma          $  (0.50)       $  (0.61)
                                                      ========        ========

                           AUREAL SEMICONDUCTOR INC.

     For purposes of this disclosure, the fair value of each option granted to employees is estimated on the grant date using the Black-Scholes option pricing model, with the following weighted average assumptions for both years:

Expected dividend yield..................................  0%
Expected stock price volatility..........................  80%
Risk-free interest rate utilized.........................  6%
Expected option life.....................................  3.4 years

     The weighted average grant date fair value of options granted during 1997 and 1996 were estimated as $1.55 and $1.09, respectively, utilizing the above assumptions and the estimation process called for under SFAS No. 123.

 8. EMPLOYEE BENEFIT PLAN

     The Company maintains the Aureal Semiconductor Tax Deferred Savings Plan (the "401(k) Plan") to provide retirement benefits for eligible employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their gross compensation limited to a statutory maximum. The Company matches employee contributions at the rate of 50%. The 401(k) Plan was modified during 1995 whereby the Company contributions for participants vest over five years based upon the number of years employed. The matching contribution expense was $225,000, $183,000, and $107,000 in 1997, 1996 and 1995, respectively.

 9. INCOME TAXES

     The benefit for income taxes reconciles to the amount calculated by applying the federal statutory rate to income from continuing operations before provision for income taxes as follows:

                                                1997       1996        1995
                                               -------    -------    --------
                                                       (IN THOUSANDS)
Federal tax benefit on loss from continuing
  operations before reorganization costs
  computed at statutory rate.................  $(6,015)   $(5,787)   $(35,303)
Changes in prior year valuation allowance:
  Increase in valuation allowance............    5,379      2,396      22,539
Non-deductible reorganization expenses.......      850      2,894      13,288
Research credits and other...................     (214)       497        (524)
                                               -------    -------    --------
                                               $    --    $    --    $     --
                                               =======    =======    ========

     Deferred tax assets are comprised of the following:

                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Federal net operating loss carryforward..................  $96,967    $91,308
Temporary differences....................................      559      1,089
Tax credit carryforwards.................................    2,472      2,222
                                                           -------    -------
                                                            99,998     94,619
Valuation allowance......................................  (99,998)   (94,619)
                                                           -------    -------
                                                           $    --    $    --
                                                           =======    =======

                           AUREAL SEMICONDUCTOR INC.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily receivable and inventory allowances and obligations for restructuring and bankruptcy proceedings attributable to the Company's former retail operations.

     At December 28, 1997, the Company had available net operating loss carryforwards ("NOL's") of approximately $285 million to reduce future taxable income. The NOL's expire on various dates through 2012. In connection with the adoption of fresh start accounting, any tax benefit resulting from the use of these NOL's or future tax deductible amounts will be reported as a direct addition to stockholders' equity.

10. INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     During 1997, the majority of the revenues resulted from licensing or contract transactions, rather than the sale of semiconductors. Essentially all of the revenues related to newly developed technologies, and not to the Company's legacy technologies. Three customers accounted for approximately 15%, 15% and 14%, respectively. None of the three customers purchased semiconductor chips from Aureal in 1997. Approximately 28% of 1997 revenues came from sales or licensing transactions with foreign customers.

     Pursuant to the Company's restructuring in mid-1995, revenues after that time through 1996, consisted primarily of audio technology licensing fees related to the Company's legacy technologies, as the Company focused on the development of a number of new audio semiconductor products. During 1996, two customers accounted for approximately $2.5 million ($2.0 million and $500,000, respectively), or 72% of net sales, through license payments for these legacy audio technologies. Neither of the companies accounted for significant revenues in 1997. The Company discontinued operations in its foreign locations during 1995, however, approximately 10% of the Company's 1996 revenues came from sales to foreign customers.

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

     The following table summarizes the significant provisions included in the restructuring charge (in thousands):

Writedown of Assets:
  Reorganization Asset.....................................  $30,485
  Inventories..............................................   16,712
  Equipment and Other......................................    8,915
Severance and Other Retail Obligations.....................    5,514
                                                             -------
          Total............................................  $61,626
                                                             =======

     The Reorganization Asset originated pursuant to the Company's exit from Chapter 11 bankruptcy whereby the fair value of the Company exceeded its net assets by $44.1 million as of December 30, 1994. In light of second quarter 1995 results and the Company's decision to divest its retail operations, it was determined that the Reorganization Asset could no longer be assured of recovery and a $30.5 million write-off

                           AUREAL SEMICONDUCTOR INC.

was necessary. The write-off was calculated by comparing the carrying value of Reorganization Asset with discounted future cash flow projections over the remaining life of the Asset using the Company's incremental borrowing rate. The cash flow projections anticipate the cost and probable future savings from the restructuring actions, the expected benefit from products and technologies currently in the latter stages of development, and availability of existing capital.

     Severance and Other Retail Obligations included estimated future costs for severance, adverse purchase commitments (net of related proceeds from scrap sales) and contractual obligations for worldwide facilities.

12. SUBSEQUENT EVENT -- PRIVATE PLACEMENT OF PREFERRED STOCK

     In March 1998, the Company completed the sale of $5 million of the Company's Series A Preferred Stock. The shares of the preferred stock include conversion rights to Aureal common stock at either a $2.50 fixed conversion rate or a variable conversion pricing dependent upon the underlying price of the common stock over the three-year term. The proceeds were used to pay down the outstanding balance on the Company's line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company reported no changes in independent accountants, nor disagreements with accountants on accounting and financial disclosure issues during 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information required under this item with respect to directors of the Company, see "Information Concerning the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 20, 1998 which sections are hereby incorporated by reference.

     For information required under this item with respect to executive officers of the Company see "Executive Officers of the Company" under Item 1.

ITEM 11. EXECUTIVE COMPENSATION

     For information required under this item with respect to executive compensation, see "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 20, 1998, which sections are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information required under this item with respect to beneficial ownership of the Company's voting securities by each director and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, see "Security Ownership by Certain Beneficial Holders" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 20, 1998, which sections are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information required under this item with respect to certain relationships and related transactions, see "Board Compensation and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 20, 1998, which sections are hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

     The following financial statements of Aureal Semiconductor Inc. and related notes, together with the report thereon of Arthur Andersen LLP, the Company's independent public accountants, are set forth herein as indicated below.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   21
Audited Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   22
  Consolidated Statements of Operations.....................   23
  Consolidated Statements of Cash Flows.....................   24
  Consolidated Statement of Stockholders' Equity
     (Deficit)..............................................   25
Notes to Consolidated Financial Statements..................   26

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

(a)(3) Exhibits:

        EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
        -----------                     -----------------------
            2.1       Agreement and Plan of Reorganization among the Company,
                      Aureal Acquisition Corporation, a wholly-owned subsidiary of the Company and Crystal River Engineering, Inc., dated as of
                      May 7, 1996(1)
            2.2       Second Amended Joint Plan of Reorganization dated November
                      10, 1994(4)
            3.1       Second Amended and Restated Certificate of Incorporation of
                      the Company dated May 8, 1996(2)
            3.2       Restated Bylaws of Aureal Semiconductor Inc.(6)
            4.1       Common Stock Purchase Agreement by and among the Company and certain beneficial owners of 5% or more of the Company's
                      Common Stock, as amended(3)
            4.2       Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996(5)
            4.3       Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated August 6, 1997(8)
            4.4       Preferred Stock Regulation D Subscription Agreement(10)
            4.5       Certificate of Designation of Series A Preferred Stock of
                      Aureal Semiconductor Inc.(10)
            4.6       Preferred Stock Registration Rights Agreement(10)
           10.1       Second Amended and Restated Loan Agreement between TCW
                      Special Credits and the Company dated August 6, 1997
                      increasing the loan commitment from $20 million to $31.5
                      million.(9)
           10.2       1995 Stock Option Plan(3)
           10.3       Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan(3)
           10.4       1994 Stock Option Plan(4)
           10.5       Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan(4)
           10.6       Industrial Space Sublease with Chemical Waste Management,
                      Inc. dated September 13, 1995(3)
           10.7       Form of Indemnity Agreement for Directors and Officers(6)
           10.8       1996 Outside Directors Stock Option Plan(7)
           23.1       Consent of Arthur Andersen LLP
           27.1       Financial Data Schedule(Edgar Only)

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

 (9) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 28, 1997

(10) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998

(b) Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the fourth quarter ended December 28, 1997.

                           AUREAL SEMICONDUCTOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND                   END OF
                                                        OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                                                        ----------   ----------   ----------   ----------
Year ended December 31, 1995:
  Accounts receivable allowances......................       --        12,840       10,255       2,585
  Allowances for excess and obsolete inventory........       --        20,062       16,266       3,796
Year ended December 29, 1996:
  Accounts receivable allowances......................    2,585            --        2,562          23
  Allowances for excess and obsolete inventory........    3,796            --        3,796          --
Year ended December 28, 1997:
  Accounts receivable allowances......................       23            --           11          12
  Allowances for excess and obsolete inventory........       --           247           --         247

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aureal Semiconductor Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ KENNETH A. KOKINAKIS                        President, Chief         March 26, 1997
--------------------------------------------------------      Executive Officer and
                  Kenneth A. Kokinakis                              Director

                  /s/ DAVID J. DOMEIER                       Vice President, Finance     March 26 1997
--------------------------------------------------------       and Chief Financial
                    David J. Domeier                           Officer (Principle
                                                               Accounting Officer)

               /s/ RICHARD E. CHRISTOPHER                           Director             March 26, 1997
--------------------------------------------------------
                 Richard E. Christopher

                 /s/ L. WILLIAM KRAUSE                              Director             March 26, 1997
--------------------------------------------------------
                   L. William Krause

                 /s/ D. RICHARD MASSON                              Director             March 26, 1997
--------------------------------------------------------
                   D. Richard Masson

                /s/ THOMAS K. SMITH, JR.                            Director             March 26, 1997
--------------------------------------------------------
                  Thomas K. Smith, Jr.

                                 EXHIBIT INDEX

                                                                                  SEQUENTIALLY
                                                                                    NUMBERED
    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                           PAGE
    -----------                     -----------------------                       ------------
       2.1        Agreement and Plan of Reorganization among the Company,
                  Aureal Acquisition Corporation, a wholly-owned subsidiary of the Company and Crystal River Engineering, Inc., dated as of
                  May 7, 1996(1)..............................................
       2.2        Second Amended Joint Plan of Reorganization dated November
                  10, 1994(4).................................................
       3.1        Second Amended and Restated Certificate of Incorporation of
                  the Company dated May 8, 1996(2)............................
       3.2        Restated Bylaws of Aureal Semiconductor Inc.(6).............
       4.1        Common Stock Purchase Agreement by and among the Company and certain beneficial owners of 5% or more of the Company's
                  Common Stock, as amended(3).................................
       4.2        Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996(5).....
       4.3        Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated August 6, 1997(8)....
       4.4        Preferred Stock Regulation D Subscription Agreement(10).....
       4.5        Certificate of Designation of Series A Preferred Stock of
                  Aureal Semiconductor Inc.(10)...............................
       4.6        Preferred Stock Registration Rights Agreement(10)...........
      10.1        Second Amended and Restated Loan Agreement between TCW
                  Special Credits and the Company dated August 6, 1997
                  increasing the loan commitment from $20 million to $31.5
                  million.(9).................................................
      10.2        1995 Stock Option Plan(3)...................................
      10.3        Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan(3).......
      10.4        1994 Stock Option Plan(4)...................................
      10.5        Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan(4).......
      10.6        Industrial Space Sublease with Chemical Waste Management,
                  Inc. dated September 13, 1995(3)............................
      10.7        Form of Indemnity Agreement for Directors and Officers(6)...
      10.8        1996 Outside Directors Stock Option Plan(7).................
      23.1        Consent of Arthur Andersen LLP..............................
      27.1        Financial Data Schedule (Edgar Only)........................

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

 (9) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 28, 1997

(10) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998