Form 10-Q
period 1998-03-29
AUREAL SEMICONDUCTOR INC
filed 1998-05-12
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

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

At April 30, 1998, 42,137,414 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q contains 16 pages. The exhibit index is on page 16.

                            AUREAL SEMICONDUCTOR INC.


                                    FORM 10-Q

                                Table of Contents

                                                                                           Page

PART I.  FINANCIAL INFORMATION
        Item 1.  Financial Statements......................................................  3
        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................... 10

PART II.  OTHER INFORMATION
        Item 1.  Legal Proceedings......................................................... 15
        Item 5.  Other Information......................................................... 15
        Item 6.  Exhibits and Reports on Form 8-K.......................................... 15


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            AUREAL SEMICONDUCTOR INC.

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

     The Interim Condensed Consolidated Financial Statements of Aureal Semiconductor Inc. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements at December 28, 1997 and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

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

    The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended March 29, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 27, 1998.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                      March 29,     December 28,
                                                                         1998           1997
                                                                      ---------       ---------
                                                                     (Unaudited)
ASSETS:

  Current assets:
      Cash and cash equivalents                                       $     105       $     135
      Restricted cash                                                       113             109
      Accounts receivable                                                 2,636              21
      Inventories                                                         5,745             511
      Deferred fair value of debt related warrants                        3,000           3,000
      Prepaid loan fees and other current assets                            611             462
                                                                      ---------       ---------
         Total current assets                                            12,210           4,238
  Property and equipment:
      Machinery and equipment                                             3,185           3,785
      Furniture, fixtures and improvements                                  608             599
                                                                      ---------       ---------
                                                                          3,793           4,384
      Accumulated depreciation and amortization                          (1,923)         (3,170)
                                                                      ---------       ---------
         Net property and equipment                                       1,870           1,214

      Long-term portion of fair value of debt
        related warrants, other assets                                       68             898
                                                                      ---------       ---------
         Total assets                                                 $  14,148       $   6,350
                                                                      =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

  Current liabilities:
      Accounts payable                                                $   7,705       $   1,523
      Accrued compensation and benefits                                     985           1,115
      Other accrued liabilities                                           1,675           1,365
      Current portion of pre-petition claims                                873             880
                                                                      ---------       ---------
         Total current liabilities                                       11,238           4,883

  Line of Credit                                                         25,000          21,975
  Long-term portion of pre-petition claims and
          deferred obligations                                            2,804           3,641
                                                                      ---------       ---------
         Total liabilities                                               39,042          30,499
                                                                      ---------       ---------

  Stockholders' equity (deficit):
      Preferred Stock, $0.001 par value:
         Authorized shares - 5,000,000; Issued and outstanding
         shares - 500 in 1998 and none in 1997                               --              --
      Additional paid-in capital                                          4,592              --
      Common stock, $0.001 par value:
         Authorized shares - 100,000,000; Issued and outstanding
         shares - 42,082,938 in 1998 and 41,850,205 in 1997                  42              42
      Additional paid-in capital                                        114,501         114,352
      Accumulated deficit                                              (144,029)       (138,543)
                                                                      ---------       ---------
         Total stockholders' equity (deficit)                           (24,894)        (24,149)
                                                                      ---------       ---------

         Total liabilities and stockholders' equity (deficit)         $  14,148       $   6,350
                                                                      =========       =========


                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                     Quarter Ended
                                               ------------------------
                                               March 29,      March 30,
                                                 1998          1997
                                               --------       --------
                                                    (Unaudited)
Net sales                                      $  3,582       $    427
Cost of sales                                     2,793             20
                                               --------       --------
Gross Margin                                        789            407

Operating expenses:
    Research and Development                      2,618          1,438
    Sales and Marketing                           1,356            778
    General and Administrative                      860            584
    Amortization of Reorganization Asset             --            625
                                               --------       --------
        Total operating expenses                  4,834          3,425
                                               --------       --------

Operating loss                                   (4,045)        (3,018)

    Amortization of debt related warrants          (750)            --
    Interest expense                             (1,031)          (519)
    Other income (expense), net                     340             53
                                               --------       --------
Loss from operations before income taxes         (5,486)        (3,484)

Provision for income taxes                           --             --
                                               --------       --------

Net loss                                       $ (5,486)      $ (3,484)
                                               ========       ========

Net loss per share: basic and diluted          $  (0.13)      $  (0.09)
                                               --------       --------

Weighted average common shares
      outstanding: basic and diluted             41,969         39,304
                                               ========       ========


                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                           Quarter Ended
                                                     -------------------------
                                                     March 29,       March 30,
                                                        1998            1997
                                                     ---------       ---------
                                                            (Unaudited)
OPERATING ACTIVITIES
Net loss from operations                               $(5,486)      $(3,484)
Adjustments to reconcile net loss from operations
  to net cash used in operating activities:
    Depreciation and amortization                        1,022           801
    Changes in operating assets and liabilities:
        Restricted cash                                     (4)         (100)
        Accounts receivable                             (2,615)          (88)
        Inventories                                     (5,234)         (121)
        Prepaid expenses and other current assets         (149)          108
        Other assets                                       (15)           --
        Accounts payable                                 6,182          (125)
        Accrued compensation and benefits, and
          other accrued liabilities                        183          (224)
                                                       -------       -------
Net cash used in operating activities                   (6,116)       (3,233)
                                                       -------       -------

INVESTING ACTIVITIES
Acquisition of property and equipment                     (832)         (129)
                                                       -------       -------
Net cash used in investing activities                     (832)         (129)
                                                       -------       -------

FINANCING ACTIVITIES
Proceeds from Line of Credit                             7,225         3,535
Repayment on Line of Credit                             (4,200)         (100)
Principal payments on pre-petition claims                 (844)         (261)
Proceeds from issuance of preferred stock, net of
   issuance costs                                        4,592            --
Proceeds from issuance of common stock, net of
  issuance costs                                           145           178
                                                       -------       -------
Net cash provided by financing activities                6,918         3,352
                                                       -------       -------

Net decrease in cash and cash equivalents                  (30)          (10)
Cash and cash equivalents at beginning of period           135            18
                                                       -------       -------
Cash and cash equivalents at end of period             $   105       $     8
                                                       =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                          $   749       $   383



                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  THE COMPANY AND RECENT EVENTS

        Aureal Semiconductor Inc., together with its subsidiaries Crystal River Engineering, Inc., and Aureal Semiconductor Limited (combined, the "Company") specialize in the design and marketing of audio semiconductor technologies for use in both the PC and consumer electronics markets. Crystal River Engineering, Inc. ("CRE"), founded in 1987 and acquired by Aureal in the second quarter of 1996, has been a pioneer in the development of 3D audio technologies. Aureal Semiconductor Limited, located in Hong Kong, was established in March of 1998 as a sales, technical support and field engineering office. The Company's business involves not only the development and sale of audio processing semiconductor chips, but the licensing of technology which is designed to define and develop advanced audio standards in the marketplace. The Company's stock symbol on the OTC Bulletin Board is AURL.

        On April 28, 1998 the Company announced the introduction of A3D 2.0, a significant enhancement to the current version of A3D which was originally introduced in September 1996. A3D 2.0 is backward compatible with A3D, which is expected to be incorporated into over 100 new PC game titles and is included on PC sound cards and brand name computer systems. This new generation of A3D includes Aureal Wavetracing Technology (which enables real-time acoustic reflections, reverb and occlusion rendering), more 3D sources, a higher sample rate and larger Head-Related Transfer Function (HRTF) filters. Together, all of these feature enhancements provide for improved three-dimensional rendering of audio for interactive applications.

        In March 1998, Aureal was granted another patent for advanced three-dimensional audio technology. Specifically, the patent was for a method and apparatus for measuring HRTF's. This patent further strengthens the Company's intellectual property position in the area of advanced 3D audio technology. Aureal's patent portfolio is now 18 issued U.S. patents with 35 additional patent applications on file in the field of audio.

        Also in March, the Company completed the sale of $5 million of Aureal's Series A Preferred Stock. The shares of preferred stock include conversion rights to the Company's common stock at either a $2.50 fixed conversion rate or a variable conversion pricing dependent upon the underlying price of the common stock over the three-year term.

        During the quarter, key design wins for the Vortex AU8820 were announced, including Dell Computer Corporation, Turtle Beach Systems, Aztech Systems Ltd. and TerraTec Electronic GmbH. These design wins, along with others, enabled the Company to begin shipping the AU8820 chip in volume during the first quarter of 1998. In addition to the potential for revenue generation, the design wins are important in that these customers will promote the Company's A3D technology. This may lead to design wins for additional product lines for these customers, as well as new customers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The Interim Condensed Consolidated Financial Statements of Aureal Semiconductor Inc. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements at December 28, 1997 and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

        The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended March 29, 1998 is not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending December 27, 1998.

        Inventories

        Inventories are stated at the lower-of-cost-or-market value on a weighted-average costing method. The Company does not consider any inventory to be raw material, since the Company's point of purchase is for fabricated silicon wafers. Net inventories at March 29, 1998 and December 28, 1997 consist of the following, in thousands:

                                                      March 1998   Dec. 1997
                                                      ----------   ---------
Work-In-Process . . . . . . . . . . . . . . . . .       $4,877      $  243
Finished Goods . . . . . . . . . . . . . . . . . .         868         268
                                                        ------      ------
       Total Inventories . . . . . . . . . . . . .      $5,745      $  511
                                                        ======      ======

        Property and Equipment

        Property and equipment are stated at cost and depreciated utilizing the straight-line method over their estimated useful lives (one and one-half to five years). Fixed assets with approximately $1.4 million in gross value and zero net book value were retired during the quarter as they were determined to no longer be in use.

        Revenue Recognition

        The Company's major sources of revenue consist of sales of proprietary design, advanced audio semiconductor chips, and licensing of related audio technologies. Revenue was recognized upon shipment for product sales. Licensing revenues are recognized upon delivery of licensed product, and upon reported sales of licensed units for royalties unless it is necessary to defer recognition as a result of continuing obligations.

        Concentration of Financial Instrument Risks and Credit Risks

        Financial instruments which potentially subject the Company to concentration of market risk consist primarily of the Company's line of credit. Concentration of market risk on the line of credit is related to changes in the prime lending rate, as the majority of the Company's debt bears interest rates which fluctuate with changes in the prime lending rate.

        Credit risk for the Company consists primarily of the trade receivables. Most of the trade receivables are the result of sales to foreign companies. Concentration of credit risk is limited by the use of bank letters of credit for many of these international customers. Additionally, the Company has established an allowance for doubtful accounts based on the credit risk of specific customers.

        Valuation of Warrants

        In 1997, the Company recorded the estimated fair value for the warrants issued in association with both the amendment to the line of credit ("Debt Warrants"), and the sale of common stock ("Equity Warrants"). The fair values of the Debt Warrants and the Equity Warrants were estimated to be $5.0 million and $1.5 million respectively. Amortization of the $5.0 million asset, as additional interest expense over the life of the loan, commenced in August 1997 at the rate of $0.75 million per quarter.

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

        In 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income. The Company adopted SFAS No. 130 in the current period; however, the Company has no material items of other comprehensive income in any period presented.

        Amortization of Intangibles

        At December 31, 1994, the reorganization value of the Company in excess of its net assets generated a $44.1 million intangible value that was classified as a reorganization asset in the consolidated balance sheet of the Company ("Reorganization Asset"). The value of the Reorganization Asset was reduced in the second quarter of 1995 as the Company exited the retail products business. The net remaining Reorganization Asset was fully amortized as of December 28, 1997.

        In conjunction with the acquisition of (CRE) made during the second quarter of 1996, the allocation of the purchase price included an intangible asset of $150,000. Amortization over the estimated useful life of eighteen months commenced in mid-1996. As a result of further asset value allocations, the intangible asset was reduced by $61,000 during 1996. As of December 28, 1997, the intangible asset was fully depreciated.

3.  LINE OF CREDIT

        The Company maintains a line of credit managed by TCW Special Credits, an affiliate of the TCW Group, Inc. ("TCW"). The maturity date (originally March 1, 1995) and the total availability under the line (ranging from $10 million to $31.5 million to date) have been negotiated periodically with TCW. In conjunction with the private placement of equity, finalized in August 1997, the line of credit was increased from $20.0 million to $31.5 million, and the maturity date was extended to March 31, 1999. In addition, the Company has an option to extend the due date an additional year, to March 31, 2000. Borrowings under the facility are secured by substantially all the assets of the Company and bear interest at the rate of prime (8.50% at March 29, 1998) plus five percent. At April 30, 1998, $30.4 million was outstanding under the line.

        In May 1998, subsequent to the quarterly results shown, the Company secured a $5 million increase to the total availability under the existing line of credit. The line of credit lenders include entities affiliated with TCW Special Credits and DDJ Capital Management LLC. As of April 30, 1998 these entities controlled approximately 42% and 16% of the Company's equity securities, respectively.

4.  EQUITY FUNDING

        In March 1998, the Company completed the sale of $5 million of the Company's Series A Preferred Stock. The shares of the preferred stock include conversion rights to Aureal common stock at either a $2.50 fixed conversion rate or a variable conversion pricing dependent upon the underlying price of the common stock over the three-year term. The proceeds were used to pay down a portion of the outstanding balance on the Company's line of credit.

5.  INCOME TAXES

        The Company was not required to provide for income taxes in the first quarter of 1998 or 1997 due to its net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability.

        At December 28, 1997, the Company had available net operating loss carryforwards ("NOL's") of approximately $285 million to reduce future taxable income. The NOL's expire on various dates through 2012. In connection with the adoption of fresh start accounting, any tax benefit resulting from the use of the NOL's generated prior to the bankruptcy plan confirmation in 1994 will be applied as a direct addition to stockholders' equity.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 1997, CONTAINED IN FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

        FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, DEPENDENCE ON THE PC AND CONSUMER ELECTRONICS INDUSTRIES AND ON PRODUCT LINES BASED ON NEW TECHNOLOGIES; FOUNDRY CAPACITY, AVAILABILITY AND RELIABILITY; COMPETITION AND PRICING PRESSURES, AVAILABILITY OF ADEQUATE FINANCIAL RESOURCES, AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

        The Company's objective is to be a leading supplier of high quality, advanced audio solutions to both the consumer electronics and PC marketplaces. The Company utilizes a strategy which combines the development and sale of audio processing semiconductor chips, with the licensing of technology to strategic partners in order to define and develop advanced audio standards in the marketplace. For 1998 and the future, this strategy is expected to include the following elements:

- Create value in the Aureal logo - Aureal intends to establish an association in consumers' minds between the Aureal A3D brand and high-quality audio.

- Offer low-cost PC audio acceleration - Aureal's goal is to continue to sell and develop low-cost, high-feature audio accelerators for use in the PC marketplace.

- Provide integrated audio components to the consumer market - Aureal is developing devices targeted to the consumer electronics marketplace which provide lower system cost through integration of digital, analog and other audio system functions.

- Brand name used throughout all areas of digital audio - Aureal believes it has core competencies in all areas of digital audio; input, processing and output.

        Thus far in 1998 the Company has made significant strides towards achieving company growth as a result of some recent accomplishments. Aureal has secured key design wins or agreements for its A3D technologies, either as a semiconductor product or as a license to include A3D in the customer's product. In this quarter, the Company's products have begun to be included in name brand computer systems, retail sound cards and speaker components. Some of these customers have started to take delivery of significant volumes and, although there is no contractual commitment, are expected to continue to order the AU8820 in significant volumes for the remainder of the year.

        Aureal's A3D technology is also gaining wide acceptance from PC game developers, and is currently supported by major game developers such as Activision, Lucas Arts, Interplay, GT Interactive, Broderbund, Electronic Arts, Sierra On-Line and Ubi Soft. Many game developers, as well as the hardware manufacturers previously mentioned are helping Aureal promote its technologies and are including the Aureal logo on packaging and advertisements.

        In the second quarter, the Company has announced the next generation of the Company's A3D technology. Later this year, Aureal expects to introduce an additional semiconductor product based on the Vortex architecture, secure additional design wins and bring the Company's technology to the PC motherboard. These objectives are important for the long-term success of the Company, yet the accomplishment of any or all of these objectives may not impact the Company's financial results in 1998.

RESULTS OF OPERATIONS

        Net Sales

        Net sales for the first quarter of 1998 were $3.6 million, compared to $0.4 million for the first quarter of 1997. The majority of the revenues resulted from the sale of the Vortex AU8820 chip, a PCI-based AC'97 Digital Audio Processor produced for the PC market. Less than 10% of the revenues resulted from licensing transactions, royalties and the sale of the VSP901 chip. Revenues from the sale of the AU8820 chip are expected to be the largest single component of revenue during 1998. Most of the revenues were from sales to foreign customers. The two largest customers, both foreign, accounted for 47% and 16% of total revenues in the first quarter.

        Net revenues of $0.4 million for the first quarter of 1997 consisted primarily of revenues from licensing transactions. The Company has A3D audio technology license agreements in place with a number of companies, some of which are currently shipping products that include Aureal's A3D technology.

        Gross Margin

        Gross margin of $0.8 million for the first quarter of 1998 was 22% of net sales. This compares to $0.4 million, or 95% of net sales for the first quarter of 1997. The change in margin percentage is attributable to two factors. There was a significant shift in the mix of total revenues from very high margin (almost 100%) licensing transactions in the first quarter of 1997, to primarily sales of audio chips in the first quarter of 1998. Secondly, the 1998 gross margin reflected the lower yields, extensive testing and higher transportation costs and other costs incurred in association with the initial manufacturing cycles of the AU8820 chip.

        Research and Development

        Research and development expenditures for the quarter were $2.6 million, compared to $2.6 million in the previous quarter and $1.4 million in the first quarter of 1997. Although the expense levels were similar for the first quarter of 1998 and the fourth quarter of 1997, engineering staff and consulting costs were higher in 1998. Offsetting these increases in 1998 were lower expenses for maintenance of design tools and a significant portion of the Company's Manufacturing Operations Department expenses being charged to cost-of-sales. These operating costs were classified as engineering costs in 1997, but changed classification due to the transition of operations with the commencement of chip sales in the first quarter of 1998.

        The significant increase from the first quarter of 1997 to the first quarter of 1998 reflects the Company's commitment to the development of new technologies and new products. Increases in research and development costs are primarily attributable to increased staff levels. The Company expects to continue its emphasis on research and development, and thus dollar costs in the area are expected to increase in future periods.

        Sales and Marketing

        Sales and marketing expenses increased to $1.4 million for the quarter, from $1.1 million in the previous quarter and $0.8 million in the first quarter of 1997. The increase in 1998 over prior quarters was due primarily to two factors. First was an increase in employee and related costs from increased staff levels in both sales and marketing. The second factor in the increase consisted of costs directly associated with sales volume, including distributor commissions, which were insignificant in 1997. In addition, the Company opened a Hong Kong sales and customer support office in March 1998. Selling and marketing expenses are expected to generally rise over the long term as travel, promotion and marketing costs grow with Aureal's customer base, and sales commissions increase with higher sales volumes.

        General and Administrative

        General and administrative expenses for the quarter ended March 29, 1998 were $0.9 million, an increase from $0.6 million in both the previous quarter and the first quarter of the previous year. The increase was primarily due to increases in recruiting and other employee related costs. Aureal's employee base has increased approximately 50% from early 1997 to March 1998, which has necessitated increased efforts in administration of the Company. Cost control measures have been maintained and the Company will continue its efforts in this area.

        Amortization of Reorganization Asset

        The Reorganization Asset originated pursuant to the Company's valuation upon its exit from bankruptcy protection on December 30, 1994 whereby the fair value of the Company exceeded its net assets by $44.1 million Operating expenses for the first quarter of 1997 were impacted by amortization of $625,000. As of December 28, 1997, the remaining Reorganization Asset value was completely amortized, so no such expenses were incurred in the first quarter of 1998.

        Amortization of Debt Related Warrants

        The fair value of the Debt Warrants was estimated to be $5.0 million. The value of the Debt Warrants is included in both current and long-term assets in the accompanying balance sheets. Amortization of the $5.0 million asset, as additional interest expense over the life of the loan, commenced in August 1997 at a rate of $0.75 million per quarter.

        Interest Expense

        Interest expense in both quarters presented consisted primarily of interest on the line of credit at the rate of prime plus 5%. Interest expense for the quarter ended March 29, 1998 totaled $1.0 million, compared to $0.5 million for the first quarter of 1997. The higher interest expense for 1998 is the result of a higher average outstanding balance on the line of credit.

        Other Income (expense)

        Other income for the first quarter of 1998 included various receipts and credits resulting from favorable resolutions to previously recorded liabilities. For the first quarter of 1997, other income and expenses were not significant.

        Income Taxes

        The Company was not required to provide income taxes in the first quarter of either 1998 or 1997 due to its net operating losses. No tax benefit has been recorded for the loss due to the uncertainty as to its realizability.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 29, 1998 the Company had working capital of $1.0 million and a shareholder's deficit of $24.9 million. This compares to a working capital deficit of $0.6 million and a shareholder's deficit of $24.1 million as of December 28, 1997. The net cash flow requirements for the Company have been running in excess of $2 million per month during the first quarter of 1998. The $6.1 million net cash used in operations for the quarter was approximately $2.9 million more than the same period in 1997. The primary factors for the increase in net cash used were an increase in inventories, an increase in account receivable and an increase in net loss from operations. Offsetting these to some extent was an increase to accounts payable. The increase in cash used was financed by borrowings from the Company's line of credit. The Company expects to increase the manufacturing of products (through outside foundries) and financing of customer receivables. Working capital to enable this growth is expected to be provided primarily from the Company's working capital line of credit. For a company just commencing sales, the timing and uncertain amount of inventory purchases and the collection of revenues make the forecasting of cash flows from operations inherently difficult. There is no assurance the Company will generate positive cash flows in the future.

        Capital expenditures of $832,000 during the first quarter of 1998 consisted primarily of hardware and software tools utilized in the Company's research and development activities. This compares to capital expenditures, for similar purposes, of $129,000 during the first quarter of 1997. Capital expenditures for the remainder of 1998 are anticipated to generally be higher than the corresponding quarters for 1997, but the amount may fluctuate significantly from quarter to quarter.

        The terms of the line of credit, as amended in August 1997, provide for a maturity date of March 31, 1999. In addition, the Company has an option to extend the due date an additional year, to March 31, 2000. Borrowings under the line of credit are secured by substantially all assets of the Company, and bear interest at the rate of prime plus 5% per annum. The maturity date (originally March 1, 1995) and the total availability under the line (ranging from $10 million to $31.5 million to date) have been negotiated periodically with TCW. In early May 1998 the Company secured a $5 million increase to the $31.5 million line of credit, of which $1.1 million was available for borrowings as of April 30, 1998. The line of credit lenders include entities affiliated with TCW Special Credits and DDJ Capital Management LLC. As of April 30, 1998 these entities controlled approximately 42% and 16% of the Company's equity securities, respectively.

        In May 1998, subsequent to the quarterly results shown, the Company secured a $5 million increase to the total availability under the existing line of credit. The line of credit lenders include entities affiliated with TCW Special Credits and DDJ Capital Management LLC.

        The Company expects to complete additional financing transactions to continue to allow for the Company's growth or to expand its business. It has no commitments for any specific financing at this time and there can be no assurance that any such financing can be obtained at terms acceptable to the Company, or at all.

        RISK FACTORS

        In evaluating the Company's business, certain factors, including those discussed below and those included in documents previously filed with the Securities and Exchange Commission, should be considered in addition to the other information in this Form 10-Q.

        New Technologies and Products Developed With New Technologies

        The Company's success depends on its ability to develop and market new technologies aimed at advancing the level of audio quality in the PC and consumer electronics devices. With respect to the PC market, audio technology is shifting from utilization of the ISA bus to utilization of the more advanced PCI bus. This change enables advanced digital audio functionality including positional 3D audio, streaming audio and higher quality presentation. There can be no assurance that the shift from ISA-based audio to PCI-based audio will occur in a timeframe for the Company to benefit from its PCI-based products and technologies. As new technologies are developed, there can be no assurance that markets will develop for them, or that markets will develop on a timely basis for the Company to benefit therefrom.

        The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customer's new products and the Company's ability to offer new products at competitive prices. Incorporating the Company's new products into its OEM customers' new product design requires the anticipation of market trends and performance and functionality requirements of OEM's and the production of products that can be available in a timely manner consistent with the OEM's development and production schedule. A failure in any of these areas could have a material adverse effect on the Company's results of operations.

        Each successive generation of microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing advanced audio functions to an extent that the need or preference for the Company's products could be diminished or eliminated. Conversely, each new generation of technology, including digital audio technology, generally requires increased processing power. At this time, a product with the processing power required to execute high quality audio, video and graphics simultaneously and all other functions which the host processor does has not been introduced. The Company believes that advanced audio processing, done in conjunction with either video or graphics processing is best performed with a separate accelerator chip in addition to the host processor. There can be no assurance that the increased capabilities of microprocessors will not adversely affect demand for the Company's products.

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

        Competition and Pricing Pressures

        The semiconductor industry is extremely competitive, and is characterized by rapid technological change, evolving industry standards, changing market conditions and frequent new product introductions and enhancements. The introduction of products embodying new technologies or standards can render existing products or products under development obsolete or unmarketable. Many of the Company's competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the markets with products that may be less costly or provide higher performance or additional features. In general, product prices in the semiconductor industry have decreased over the life of a particular product. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will generally decline over time. If the Company is unable to reduce its cost sufficiently to offset declines in product prices or is unable to introduce new, higher performance products with higher product prices, the Company's results of operations could be materially adversely affected.

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

        Dependence on Key Personnel

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

        Proprietary Rights and Related Litigation

        The Company's ability to compete successfully will depend, in part, on its ability to protect its proprietary technology. The Company relies on a combination of copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. In addition, the Company has 18 patents issued and 35 patent applications pending in the United States and in foreign countries and intends to file additional applications as appropriate for patents covering its technologies and products. There can also be no assurance that any patents that may be issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

        Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations (See Item 1 in Part II of this document). Irrespective of the validity or the successful assertion of such claims, the Company could incur significant cost with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In March 1998, Aureal was served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation and its subsidiary, E-MU Systems, Inc., a California corporation. The suit alleges that Aureal's Vortex AU8820 AC'97 Digital Audio Processor infringes on a patent which describes a specific implementation for an electronic musical instrument designed by E-MU Systems, Inc. Aureal has reviewed the allegations in the complaint and believes that the action is without merit. In April 1998, the Company filed an answer and counterclaim against Creative Technology for, among other items, unfair trade practices and fraud.

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibit index at page 16.

        (b) Reports on Form 8-K: The Company filed a report on Form 8-K on March 16, 1998 with the Securities and Exchange Commission. The filing was to report the completion of a private placement transaction on March 11, 1998 for the sale of $5 million of the Company's three year 8% Series A Convertible Preferred Stock, par value $0.001 per share.

                The Preferred Stock is convertible at the lesser of the fixed conversion price ("Fixed Conversion Price") of $2.50 face value of the Preferred Stock per share of the Company's Common Stock, or at varying discounts from the then-current market price of the Common Stock if the Common Stock is trading at prices below $2.50 per share over certain periods of time ("Variable Conversion Price"). Conversion of the Preferred Stock can commence at a date four months after the final closing date (March 11, 1998). Variable Conversion Price conversions can be completed at the rate of 15% of the originally issued Preferred Stock per month. No such limitations apply to Fixed Conversion Price conversions.

                Accretion at the 8% rate on the outstanding Preferred Stock is terminated if at any time the Common Stock trades at a price in excess of 150% of the fixed conversion price for twenty consecutive trading days. At such time as accretion is terminated, if ever, all restrictions as to conversion are eliminated. If not converted earlier, all outstanding Preferred Stock will be converted on the three-year anniversary of the final closing.


                                        SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUREAL SEMICONDUCTOR INC.



Date:   May 8, 1998                     By: /s/Kenneth A. Kokinakis
                                           ------------------------------------
                                           Kenneth A. Kokinakis
                                           President and Chief Executive Officer


Date:   May 8, 1998                     By: /s/David J. Domeier
                                           ------------------------------------
                                           David J. Domeier
                                           Vice President of Finance
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

        3.2     Restated Bylaws of Aureal Semiconductor Inc. (6)

        4.1 Common Stock Purchase Agreement by and among the Company and certain beneficial owners of 5% or more of the Company's Common
                Stock, as amended(3)

        4.2 Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996 (5)

        4.3 Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated August 6, 1997 (8)

        4.4     Preferred Stock Regulation D Subscription Agreement (10)

        4.5     Certificate of Designation of Series A Preferred Stock of Aureal
                Semiconductor Inc. (10)

        4.6     Preferred Stock Registration Rights Agreement (10)

        10.1    Second Amended and Restated Loan Agreement between TCW Special
                Credits and the Company dated August 6, 1997 increasing the loan commitment from $20 million to $31.5 million. (9)

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

------------------

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

(9) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 28, 1997.

(10) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998.