Form 10-K405/A
period 1997-12-28
AUREAL SEMICONDUCTOR INC
filed 1998-06-03
CIK 892433

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                  TO FORM 10-K

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

                                 (510) 252-4245
                         REGISTRANT'S TELEPHONE NUMBER

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

     This report including all exhibits and attachments contains 43 pages. The
Exhibit Index is located on page 40.
================================================================================

                                EXPLANATORY NOTE

     This Form 10-K/A amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998 by the Registrant. Item 1, Business; Item 3, Legal Proceedings; Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data have been revised in response to comments the Registrant received from the Securities and Exchange Commission. All Items, including those specifically mentioned above, are restated in their entirety as they appeared in the previously filed Annual Report on Form 10-K.

                           AUREAL SEMICONDUCTOR INC.

                             1997 FORM 10-K REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................
Item 2.   Properties..................................................
Item 3.   Legal Proceedings...........................................
Item 4.   Submission of Matters to a Vote of Security Holders.........

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................
Item 8.   Financial Statements and Supplementary Data.................
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........
Item 11.  Executive Compensation......................................
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............

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

     In February and March of 1998, Aureal announced several major design wins for the Vortex AU8820 Digital Audio Processor, including: Dell Computer Corporation, the world's leading direct computer systems company; Turtle Beach Systems, a leading U.S. provider of premier audio products for the PC; TerraTec Electronic GmbH, a leading European provider of sound card products; and Aztech Systems Ltd., a leading sound card retail and OEM company. By these design wins, the foregoing manufacturers have agreed to incorporate the Vortex AU8820 in their products or in their component parts for their products. Pursuant to standard open purchase orders, these customers, or component manufacturers for such customers, along with others, have begun to take volume shipments of Aureal's Vortex AU8820 chip and will promote the Company's A3D technology. To date however, the Company has not generated significant revenues from the sale of the Vortex AU8820 chip or any other product.

     Earlier in 1998, the Vortex AU8820 received Microsoft's Windows Hardware Quality Labs (WHQL) certification. Microsoft's WHQL certification virtually ensures that customers integrating the Vortex AU8820 chip into their audio subsystems will receive quality approval from Microsoft, which is a key differentiation for consumers looking for quality in PC products.

     During the fourth quarter of 1997, Aureal made initial customer shipments of the Vortex AU8820. This important milestone brought to an end a transition period of over two years where Aureal was primarily focused on the development of the Company's new technology.

     The Company also completed some significant financing transactions in 1997 and early 1998. The most recent occurred in March of 1998 with the completion of a $5 million private placement transaction for three-year 8% convertible preferred stock. A prior transaction consisted of a private placement of 1.9 million shares of the Company's Common Stock on August 6, 1997 for proceeds of $3.8 million. In conjunction with the equity placement, the Company's working capital line of credit was increased from $20.0 million to $31.5 million. To date, the Company has incurred an aggregate losses of $39 million, including losses of $104 million, $17 million and $18 million in each of Fiscal 1995, 1996 and 1997, respectively.

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

                                 [VORTEX LOGO]

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

LOGO                                                                        LOGO

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

SALES AND MARKETING

     The Company's products are sold worldwide through its direct sales force located at its headquarters in Fremont, its subsidiary Aureal Semiconductor Ltd. located in Hong Kong and through distributors and manufacturers' representatives located throughout North America, Europe and Asia. The Company's manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. The Company pays a commission to the manufacturers' representatives and distributors when they sell the Company's products.

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

     In March 1998, Aureal was served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation and its subsidiary, E-MU Systems, Inc., a California corporation. The suit alleges that Aureal's Vortex AU8820 AC'97 Digital Audio Processor infringes on a patent which describes a specific implementation for an electronic musical instrument designed by E-MU Systems, Inc. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by the Company and an accounting of damages plus interest. Aureal has reviewed the allegations in the complaint and believes that the action is without merit and intends to vigorously pursue defense of this action.

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

     Litigation may be necessary to resolve the claims asserted by Creative and E-MU and Shiva, and any other claims asserted in the future to defend against claims of infringement or invalidity or to enforce and protect the Company's intellectual property rights. There can be no assurance that the Company will prevail in any litigation with Creative and E-MU or Shiva, or any other party. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Over the last two years the Company's Common Stock has traded on the OTC Bulletin Board. As of March 12, 1998, there were approximately 325 stockholders of record of the Common Stock. The following table sets forth the range of bid price information for the Common Stock for the quarterly periods within the past two fiscal years. Such market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent prices at which actual transactions took place.

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

     Capital expenditures of $881,000 in 1997 and $590,000 in 1996 consisted primarily of hardware and software tools utilized in the Company's research and development activities. Capital expenditures are anticipated to increase significantly during 1998, to an estimated level of between $3 million and $4 million for the year. The Company believes that funding for the expected increase in capital expenditures will come primarily from the Company's working capital line of credit.

     The Company's capital requirements for the period beyond the next 12 months will depend on many factors, including the rate of revenue growth, the Company's profitability, the timing and extent of spending to support research and development programs, the expansion of selling and marketing and administrative activities, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future to meet these requirements. There can be no assurance that additional equity or debt financing, if required, will be available on the acceptable terms or at all. If the Company is unable to obtain such additional capital, if needed, the Company may be required to reduce the scope of its operations, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not aware that any of its key suppliers or customers are not fully "Year 2000" compliant. If any of its key suppliers and customers are not yet fully "Year 2000" compliant, there can be no assurance that such non-compliance would not have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     History of Losses and Accumulated Deficit; Expectation of Future
Losses. The Company emerged from bankruptcy on December 30, 1994. Since that time the Company has incurred losses, in the aggregate amount of $139 million, from (1) its previous retail products operations in 1995, and (2) during the research and development phases of its advanced audio technologies business operations in 1996 and 1997. The majority of the Company's revenue in 1996 and 1997 has consisted of fees from the licensing of its audio technologies. While the Company sees licensing as an important process to develop market knowledge and acceptance of its technologies as well as generating operating revenues, its primary business is to develop and sell semiconductor products.

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

     Dependence on Line of Credit. Because it has not been profitable to date, the Company has had to secure a capital line of credit to provide it with the liquidity it needs to operate its business. As of April 30, 1998, the Company had drawn approximately $30.4 million on this line of credit. The line of credit availability was increased by $5.0 million in May 1998 to a total of $36.5 million. The interest rate on this line of credit is the prime rate plus 5%. Accordingly, the Company's liquidity has been negatively impacted, and will continue to be negatively impacted, as a result of the high cost of servicing this line of credit. There can be no assurance that this line of credit will be sufficient to meet the Company's needs. In the event the Company is required to secure additional capital, there can be no assurance that such capital will be available on acceptable terms or at all. If the Company is unable to obtain such additional capital, if needed, the Company may be required to reduce the scope of its operations, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Foundries. The Company, as a "fabless" semiconductor firm, relies on independent foundries to manufacture all of its semiconductor products. Currently the Company utilizes two foundries, one domestic and one foreign to manufacture its existing products. Both of these foundries have indicated to the Company that they have the manufacturing availability to provide for the Company's planned production of each product through at least 1998; however the production relationships are based only upon purchase orders in the case of either foundry, and there is no assurance that the foundries will continue to provide adequate manufacturing capacity to the Company for its current level of production or its intended increases in production levels. If foundry capacity at either manufacturer is substantially reduced or not increased to cover the Company's anticipated production growth requirements, such reductions or lack of increases could have a material adverse effect on the Company's business, financial condition and results of operations.

     The manufacture of semiconductor products is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on wafers, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be non-functional. Many of these problems are difficult to diagnose, time-consuming or expensive to remedy. The Company's foundries have experienced irregular yields in the manufacture of the Company's products. These irregularities have not had a material adverse effect on the Company's business, financial condition or results of operations. However, there can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in the manufacturing processes in the future which could have a material adverse effect on the Company's business, financial condition and results of operations. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Proprietary Technology. The Company relies on a combination of patents, trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect its proprietary rights. There can be no assurance that such measures will be adequate or safeguard the proprietary technology underlying the Company's products, or that its agreements with employees, consultants and others who participate in the development of its products will not be breached, that the Company will have adequate remedies for any breach or that the Company's proprietary information or trade secrets will not otherwise become known. Moreover, notwithstanding the Company's efforts to protect its intellectual property, there can be no assurance that competitors will not be able to develop products which are equal or superior to the Company's products without infringing any of the Company's intellectual property rights. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its intellectual property will be adequate or that the Company's competitors will not independently develop similar technologies or products.

     In March 1998, the Company was served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation ("Creative"), and its subsidiary, E-MU Systems, Inc., a California corporation ("E-MU"). The suit alleges that the Company's Vortex AU8820 AC'97 Digital Audio Processor infringes on a patent which describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by the Company and an accounting of damages plus interest. The Company has reviewed the allegations in the complaint and believes that the action is without merit and intends to vigorously pursue defense of this action.

     Litigation may be necessary to resolve the claims asserted by Creative and E-MU and any other claims asserted in the future to defend against claims of infringement or invalidity or to enforce and protect the Company's intellectual property rights. There can be no assurance that the Company will prevail in any litigation with Creative and E-MU or any other party. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Trading in the Non-NASDAQ Over-the-Counter Market; Disclosure Relating to Low Priced Stocks. The Company's Common Stock trades only on the OTC Bulletin Board and the trading volume has been generally light. The Company does not currently meet the requirements of the Nasdaq National Market or other national stock exchanges. There can be no assurance that the Company will meet the listing requirements or that it will be accepted for trading on any such national exchange in the future.

     Because the Company's securities trade on the non-NASDAQ over-the-counter market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, because the Company's securities are not listed on NASDAQ, trading in the Common Stock is also subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. On May 29, 1998, the closing price for the Company's Common Stock was $2.16 per share. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's Common Stock, and severely limit the market liquidity of the Company's Common Stock and the ability of purchasers of the Company's Common Stock to resell such securities in the secondary market.

     The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not aware that any of its key suppliers or customers are not fully "Year 2000" compliant. If any of its key suppliers and customers are not yet fully "Year 2000" compliant, there can be no assurance that such non-compliance would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's capital requirements for the period beyond the next 12 months will depend on many factors, including the rate of revenue growth, the Company's profitability, the timing and extent of spending to support research and development programs, the expansion of selling and marketing and administrative activities, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future to meet these requirements. There can be no assurance that additional equity or debt financing, if required, will be available on the acceptable terms or at all. If the Company is unable to obtain such additional capital, if needed, the Company may be required to reduce the scope of its operations, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Revenue Recognition

     The Company's major sources of revenue consisted of sales of proprietary design, advanced audio semiconductor chips, and licensing of related audio technologies. Revenue was recognized upon shipment for product sales. Software licensing revenues are recognized upon shipment of licensed product if a non-cancelable contract had been signed, the fees were fixed and determinable, collection of the recognized fees were reasonably assured and there were no remaining significant obligations.

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

 3. ACQUISITION OF CRYSTAL RIVER ENGINEERING, INC. ("CRE")

     During the second quarter of 1996, the Company acquired 100% ownership of CRE, a privately held firm specializing in the development of 3D audio technologies. The acquisition consideration included purchase of stock for cash totaling approximately $2.9 million, the exchange of stock options for 2,644,845 shares of Aureal common stock at a fair market value of $2.8 million using Black-Scholes valuation methodology and other cash considerations (both current and deferred) totaling approximately $0.6 million. The acquisition was recorded using purchase accounting. All operating results of CRE subsequent to the date of acquisition have been included in the consolidated financial statements of Aureal. The fair value of CRE assets and liabilities at the date of acquisition were recorded in the Company's consolidated financial statements. As part of the allocation of fair values, the Company recorded a non-recurring write-off of approximately $6.0 million in the second quarter due to recognition that in-process research and development efforts associated with CRE's 3D audio technology had not reached technological feasibility with respect to the Company's product line at the date of acquisition.

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

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   22
Audited Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   23
  Consolidated Statements of Operations.....................   24
  Consolidated Statements of Cash Flows.....................   25
  Consolidated Statement of Stockholders' Equity
     (Deficit)..............................................   26
Notes to Consolidated Financial Statements..................   27

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aureal Semiconductor Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 1998.

                                          AUREAL SEMICONDUCTOR INC.

                                          /s/ KENNETH A. KOKINAKIS
                                          --------------------------------------
                                          Kenneth A. Kokinakis, President and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                       SIGNATURE                                       TITLE                   DATE
                       ---------                                       -----                   ----

                /s/ KENNETH A. KOKINAKIS                    President, Chief Executive     June 2, 1997
--------------------------------------------------------       Officer and Director
                  Kenneth A. Kokinakis

                  /s/ DAVID J. DOMEIER                      Vice President, Finance and    June 2, 1997
--------------------------------------------------------      Chief Financial Officer
                    David J. Domeier                           (Principle Accounting
                                                                     Officer)

                 RICHARD E. CHRISTOPHER*                             Director              June 2, 1997
--------------------------------------------------------
                 Richard E. Christopher

                   L. WILLIAM KRAUSE*                                Director              June 2, 1997
--------------------------------------------------------
                   L. William Krause

                   D. RICHARD MASSON*                                Director              June 2, 1997
--------------------------------------------------------
                   D. Richard Masson

                  THOMAS K. SMITH, JR.*                              Director              June 2, 1997
--------------------------------------------------------
                  Thomas K. Smith, Jr.

               *By: /s/ DAVID J. DOMEIER
  ---------------------------------------------------
                    David J. Domeier
                   (Attorney-in-Fact)

AUREAL
SEMICONDUCTOR INC.

4245 Technology Drive
Fremont, CA 94538
Tel: 408-252-4245
Fax: 408-252-4434

AUREAL
SEMINCONDUCTOR
LIMITED., HONG KONG

Unit 702, Wing On Plaza
No. 62, Mody Road
Tsim Sha Tsui
Kowloon Hong Kong

COMMON STOCK

Aureal Semiconductor Inc.
common stock is traded on the
OTC Bulletin Board under the
symbol AURL

INVESTOR RELATIONS

(510) 252-4582

Please visit our website at
www.aureal.com

INDEPENDENT
ACCOUNTANTS

Arthur Andersen LLP
San Jose, CA

OUTSIDE CORPORATE
COUNSEL

Gray Cary Ware & Freidenrich
Palo Alto, CA

PATENT COUNSEL

Weil, Gotshal & Manges LLP
Menlo Park, CA

STOCK TRANSFER AGENT
AND REGISTRAR

ChaseMellon Shareholder
Services, L.L.C.
Shareholder Relations
P.O. Box 3315
South Hackensack, NJ 07606
(800) 356-2017

TECHNICAL ADVISORY
BOARD

Perry Cook
Assistant Professor of
Computer Science
Princeton University

David Baker
Vice President of
Systems Engineering
Equator Technologies, Inc.

Robert Belleville
Researcher
Silicon Graphics

BOARD OF DIRECTORS

Kenneth A. Kokinakis
President and
Chief Executive Officer
Aureal Semiconductor Inc.

Richard E. Christopher
Vice President --
Worldwide Sales
Chips and Technologies, Inc.

L. William Krause
President and
Chief Executive Officer
Storm Technology, Inc.

D. Richard Masson
Principal
Oaktree Capital Management, LLC

Thomas K. Smith, Jr.
Senior Vice President
Trust Company of the West

CORPORATE OFFICERS

Kenneth A. Kokinakis
President and
Chief Executive Officer
Aureal Semiconductor Inc.

Gary M. Catlin
Vice President, Engineering

David J. Domeier
Vice President, Finance and
Chief Financial Officer

Scott H. Foster
Chief Technical Officer

Michael L. Hunter
Vice President, Sales

Sanjay Iyer
Vice President, PC Products

Brendan R. O'Flaherty
Vice President, Consumer
Products and General Counsel

Toni W. Schneider
Vice President,
Advanced Audio Products

Suryanarayana "Murty"
Cheruvu
Vice President, Operations

                                                                   [AUREAL LOGO]

                            UNITED STATES AND CANADA
                          REPRESENTATIVES/DISTRIBUTORS

CALIFORNIA
BROOKS TECHNICAL GROUP
Cupertino, CA
Tel: 408-252-3880

VISION TECHNICAL GROUP
Calabasas, CA
Tel: 818-878-7955

VISION TECHNICAL GROUP
Irvine, CA
Tel: 714-450-9050

HADDEN ASSOCIATES INC.
San Diego, CA
Tel: 619-565-9444

BETA TECHNOLOGY SALES
Itasca, IL
Tel: 630-250-9586

NEW YORK
PARALLAX
Melville, NY
Tel: 516-351-1000

TEXAS
BONSER-PHILHOWER SALES
Richardson Texas
Tel: 972-234-8438

CANADA
ELECTRO SOURCE, INC.
Calgary, Alberta
Tel: 403-735-6230

ELECTRO SOURCE, INC.
Pointe Claire, Quebec
Tel: 514-630-7486

ELECTRO SOURCE, INC.
Kanata, Ontario
Tel: 613-592-3214

ELECTRO SOURCE, INC.
Rexdale, Ontario
Tel: 416-675-4490

ELECTRO SOURCE, INC.
Burnaby, British Columbia
Tel: 604-435-2533

                   INTERNATIONAL REPRESENTATIVES/DISTRIBUTORS

AUSTRALIA/NEW ZEALAND
Insight Electronics
Tel: 61-3-9761-3455

BELGIUM
Memec Benelux (Belgium)
Tel: 32-2-778-9850

FRANCE
Micro Puissance
Tel: 33-1-69-07-1211

GERMANY
REIN Components GmbH
Tel: 49-2153-733-234

HONG KONG / CHINA
The Yang Group Ltd.
Tel: 852-2881-6016

ISRAEL
Boran Technologies Ltd.
Tel: 972-3-934-5171

JAPAN
Asahi Kasei Microsystems, Co
Tel: 81-3-3320-2065

Marubeni Solutions Corp.
Tel: 81-3-5778-8660

KOREA
Se Wung Corporation
Tel: 82-2-521-5711

NETHERLANDS
Memec Benelux
Tel: 31-40-265-9399

SINGAPORE
CiNERGi Technology and Devices
Tel: 65-778-9331

SWEDEN/FINLAND/DENMARK
Memec Scandinavia AB
Tel: 46-8-459-7900

TAIWAN
Solomon Technology Corp.
Tel: 886-2-2788-8989

TURKEY
Inter. Electronik
Tel: 90-216-349-9400

                                                                   [AUREAL LOGO]

                                 EXHIBIT INDEX

                                                                                  SEQUENTIALLY
                                                                                    NUMBERED
    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                           PAGE
    -----------                     -----------------------                       ------------
       2.1        Agreement and Plan of Reorganization among the Company,
                  Aureal Acquisition Corporation, a wholly-owned subsidiary of the Company and Crystal River Engineering, Inc., dated as of
                  May 7, 1996(1)..............................................
       2.2        Second Amended Joint Plan of Reorganization dated November
                  10, 1994(4).................................................
       3.1        Second Amended and Restated Certificate of Incorporation of
                  the Company dated May 8, 1996(2)............................
       3.2        Restated Bylaws of Aureal Semiconductor Inc.(6).............
       4.1        Common Stock Purchase Agreement by and among the Company and certain beneficial owners of 5% or more of the Company's
                  Common Stock, as amended(3).................................
       4.2        Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996(5).....
       4.3        Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated August 6, 1997(8)....
       4.4        Preferred Stock Regulation D Subscription Agreement(10).....
       4.5        Certificate of Designation of Series A Preferred Stock of
                  Aureal Semiconductor Inc.(10)...............................
       4.6        Preferred Stock Registration Rights Agreement(10)...........
      10.1        Second Amended and Restated Loan Agreement between TCW
                  Special Credits and the Company dated August 6, 1997
                  increasing the loan commitment from $20 million to $31.5
                  million.(9).................................................
      10.2        1995 Stock Option Plan(3)...................................
      10.3        Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan(3).......
      10.4        1994 Stock Option Plan(4)...................................
      10.5        Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan(4).......
      10.6        Industrial Space Sublease with Chemical Waste Management,
                  Inc. dated September 13, 1995(3)............................
      10.7        Form of Indemnity Agreement for Directors and Officers(6)...
      10.8        1996 Outside Directors Stock Option Plan(7).................
      23.1        Consent of Arthur Andersen LLP..............................
      27.1*       Financial Data Schedule (Edgar Only)........................

---------------
  *  Previously Filed

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