Form 10-K405/A
period 1997-12-28
AUREAL SEMICONDUCTOR INC
filed 1998-07-02
CIK 892433

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

                                EXPLANATORY NOTE


     This Form 10-K/A amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998 by the Registrant, as amended by the Form 10-K/A-1 filed with the Securities and Exchange Commission on June 2, 1998 by the Registrant. Item 1, Business; Item 3, Legal Proceedings; and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised in response to comments the Registrant received from the Securities and Exchange Commission. All Items, including those specifically mentioned above, are restated in their entirety as they appeared in the previously filed Annual Report on Form 10-K.

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

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................

                                     PART I

ITEM 1. BUSINESS.


     This report contains forward-looking statements. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ materially from those projected in any forward-looking statements due to a number of factors including, but not limited to, the Company's dependence on the PC and consumer electronics industries and on product lines based on new technologies; on foundry capacity, availability and reliability; competition and pricing pressures, the ability to secure additional financing, and other risks detailed below and from time to time in the Company's filings with the Securities and Exchange Commission.


SUMMARY


     Aureal Semiconductor Inc. is a producer of audio semiconductor products and advanced audio technologies for the PC and consumer electronics markets. The Company contracts with independent silicon foundries for production of its semiconductor products, and thus is a "fabless" semiconductor company. The foundry that manufacturers the majority of the Company's semiconductor products is one of the three largest foundries in the world that manufacture products exclusively for third parties. The Company's objective is to be a leading provider of advanced digital audio solutions for the PC and consumer electronics markets. In its pursuit of this objective, the Company has had several significant accomplishments over the past year.



     In February and March of 1998, Aureal announced several major design wins for the Vortex AU8820 Digital Audio Processor, including: Dell Computer Corporation, the world's leading direct computer systems company; Turtle Beach Systems, a leading U.S. provider of premier audio products for the PC; TerraTec Electronic GmbH, a leading European provider of sound card products; and Aztech Systems Ltd., a leading sound card retail and OEM company. By these design wins, the foregoing manufacturers have agreed to incorporate the Vortex AU8820 in their products or in their component parts for their products. In addition, pursuant to standard open purchase orders with the Company for the purchase of the Vortex AU8820 chip, these customers, or component manufacturers for such customers, along with others, have agreed to promote the Company's A3D technology. To date however, the Company has not generated significant revenues from the sale of the Vortex AU8820 chip or any other product.


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


     In March 1998, Aureal was served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation ("Creative") and its subsidiary, E-MU Systems, Inc., a California corporation ("E-MU") in the U.S. District Court, Northern District of California. The suit alleges that Aureal's Vortex AU8820 AC'97 Digital Audio Processor infringes on a patent which describes a specific implementation for an electronic musical instrument designed by E-MU Systems, Inc. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by the Company and an accounting of damages plus interest. Aureal has reviewed the allegations in the complaint and believes that the action is without merit and intends to vigorously pursue defense of this action.



     Shiva Holdings Limited ("Shiva") filed a cross-complaint against the Company in December 1997 in the Superior Court of Santa Clara, California. The cross-complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation in connection with the Agreement for Purchase of Certain Assets entered into between Shiva and the Company in February 1996. The Company had filed an action against Shiva for breach of contract and specific performance in connection with the failure of Shiva to perform under the February 1996 agreement between the companies. In its cross-complaint, Shiva alleges that the Company made certain misrepresentations in the sale of assets by the Company to Shiva and is seeking damages in excess of $1,000,000. The Company believes that the claims by Shiva are groundless and intends to defend them vigorously.


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


     Dependence on Foundries. The Company is a "fabless" semiconductor firm, and hence, relies on independent foundries to manufacture all of its semiconductor products. Currently the Company utilizes two foundries, one domestic and one foreign, to manufacture its existing products. Both of these foundries have indicated to the Company that they have the manufacturing availability to provide for the Company's planned production of each product through at least 1998; however the Company's production relationship with each foundry is based only upon a purchase order and there is no assurance that either foundry will continue to provide adequate manufacturing capacity to the Company for its current level of production or its expected increases in production levels. If foundry capacity at either manufacturer is substantially reduced or not increased to meet the Company's anticipated production growth requirements, such reductions or lack of increases could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that either foundry will continue to manufacture the Company's semiconductor products. In the event that either or both foundries cease to manufacture the Company's semiconductor products, the Company would have to contract with alternative foundries. There can be no assurance that the Company would be able to contract with alternative foundries in a timely manner or at all. The failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.


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


     In March 1998, the Company was served with a suit for patent infringement filed by Creative and its subsidiary, E-MU, in the U.S. District Court, Northern District of California. The suit alleges that the Company's Vortex AU8820 AC'97 Digital Audio Processor infringes on a patent which describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by the Company and an accounting of damages plus interest. The Company has reviewed the allegations in the complaint and believes that the action is without merit and intends to vigorously pursue defense of this action.



     Shiva filed a cross-complaint against the Company in December 1997 in the Superior Court of Santa Clara, California. The cross-complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation in connection with the Agreement for Purchase of Certain Assets entered into between Shiva and the Company in February 1996. The Company had filed an action against Shiva for breach of contract and specific performance in connection with the failure of Shiva to perform under the February 1996 agreement between the companies. In its cross-complaint, Shiva alleges that the Company made certain misrepresentations in the sale of assets by the Company to Shiva and is seeking damages in excess of $1,000,000. The Company believes that the claims by Shiva are groundless and intends to defend them vigorously.



     Litigation may be necessary to resolve the claims asserted by Creative and E-MU and Shiva and any other claims asserted in the future to defend against claims of infringement or invalidity or to enforce and protect the Company's intellectual property rights. There can be no assurance that the Company will prevail in any litigation with Creative and E-MU and Shiva or any other party. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


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


     Year 2000 Compliance. The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not aware that any of its key suppliers or customers are not fully "Year 2000" compliant. If any of its key suppliers and customers are not yet fully "Year 2000" compliant, there can be no assurance that such non-compliance would not have a material adverse effect on the Company's business, financial condition and results of operations.



     Concentration of Stock Ownership. Currently, approximately 76% of the outstanding Common Stock is controlled by three parties, each of whom control at least 10% individually. There can be no assurance that the liquidity of the market for the Common Stock will be maintained at or increase over its current levels, and the trading price for the Common Stock may be influenced by the volume and liquidity of the market for the

Common Stock. Sales of a large percentage of the Company's total outstanding Common Stock may have an adverse effect on the market price for such securities.

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


     Shiva Holdings Limited ("Shiva") filed a cross-complaint against the Company in December 1997 in the Superior Court of Santa Clara, California. The cross-complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation in connection with the Agreement for Purchase of Certain Assets entered into between Shiva and the Company in February 1996. The Company had filed an action against Shiva for breach of contract and specific performance in connection with the failure of Shiva to pay certain amounts due under the February 1996 agreement between the companies. In its cross-complaint, Shiva alleges that the Company made certain misrepresentations in the sale

                           AUREAL SEMICONDUCTOR INC.

of assets by the Company to Shiva and is seeking damages in excess of $1,000,000. The Company believes that the claims by Shiva are groundless and intends to defend them vigorously.


     In March 1998, Aureal was served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation and its subsidiary, E-MU Systems, Inc., a California corporation in the U.S. District Court, Northern District of California. The suit alleges that Aureal's Vortex AU8820 AC'97 Digital Audio Processor infringes on a patent which describes a specific implementation for an electronic musical instrument designed by E-MU Systems, Inc. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by the Company and an accounting of damages plus interest. Aureal has reviewed the allegations in the complaint and believes that the action is without merit and intends to vigorously pursue defense of this action.


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

                           AUREAL SEMICONDUCTOR INC.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aureal Semiconductor Inc. has duly caused this Report on Form 10-K/A-2 to be signed on its behalf by the undersigned, thereunto duly authorized, on July 2, 1998.


                                          AUREAL SEMICONDUCTOR INC.

                                          /s/ KENNETH A. KOKINAKIS
                                          --------------------------------------
                                          Kenneth A. Kokinakis, President and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K/A-2 has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ KENNETH A. KOKINAKIS                    President, Chief Executive    July 2, 1998
--------------------------------------------------------       Officer and Director
                  Kenneth A. Kokinakis

                  /s/ DAVID J. DOMEIER                       Vice President, Finance      July 2, 1998
--------------------------------------------------------       and Chief Financial
                    David J. Domeier                            Officer (Principle
                                                               Accounting Officer)

                 RICHARD E. CHRISTOPHER*                             Director             July 2, 1998
--------------------------------------------------------
                 Richard E. Christopher

                   L. WILLIAM KRAUSE*                                Director             July 2, 1998
--------------------------------------------------------
                   L. William Krause

                   D. RICHARD MASSON*                                Director             July 2, 1998
--------------------------------------------------------
                   D. Richard Masson

                  THOMAS K. SMITH, JR.*                              Director             July 2, 1998
--------------------------------------------------------
                  Thomas K. Smith, Jr.

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