Form 10-Q
period 1998-06-28
AUREAL SEMICONDUCTOR INC
filed 1998-08-03
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

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

                                                                Yes [X]   No [ ]

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                Yes [X]   No [ ]

At July 28, 1998 42,246,789 shares of common stock, $0.001 par value, of the registrant were outstanding.

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
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations................................................................................... 11

PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings............................................................................. 21
         Item 4.  Submission of Matters to a Vote of Security Holders........................................... 21
         Item 6.  Exhibits and Reports on Form 8-K.............................................................. 22

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

     The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended June 28, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending January 2, 1999.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                   June 28,          December 28,
                                                                                     1998                1997
                                                                                   ---------           ---------
                                                                                  (Unaudited)
ASSETS:
   Current assets:
       Cash and cash equivalents                                                   $     116           $     135
       Restricted cash                                                                    --                 109
       Accounts receivable                                                             3,453                  21
       Inventories                                                                     5,138                 511
       Deferred fair value of debt-related warrants                                      847               3,000
       Prepaid expenses and other current assets                                         772                 462
                                                                                   ---------           ---------
           Total current assets                                                       10,326               4,238
   Property and equipment:
       Machinery and equipment                                                         3,353               3,785
       Furniture, fixtures and improvements                                              646                 599
                                                                                   ---------           ---------
                                                                                       3,999               4,384
       Accumulated depreciation and amortization                                      (2,169)             (3,170)
                                                                                   ---------           ---------
           Net property and equipment                                                  1,830               1,214

   Long-term portion of fair value of debt-related warrants, other assets              1,405                 898
                                                                                   ---------           ---------
           Total assets                                                            $  13,561           $   6,350
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
   Current liabilities:
       Accounts payable                                                            $   1,486           $   1,523
       Accrued compensation and benefits                                               1,375               1,115
       Other accrued liabilities                                                         987               1,365
       Current portion of pre-petition claims                                            893                 880
                                                                                   ---------           ---------
           Total current liabilities                                                   4,741               4,883

   Line of credit                                                                        385              21,975
   Long-term portion of pre-petition claims and deferred obligations                   2,199               3,641
                                                                                   ---------           ---------
           Total liabilities                                                           7,325              30,499
                                                                                   ---------           ---------

   Stockholders' equity (deficit):
       Preferred stock, $0.001 par value, Authorized Shares - 5,000,000:
           Series A: Authorized shares - 500; Issued and outstanding
           Shares - 500 in 1998                                                           --                  --
           Series B: Authorized shares - 60,000; Issued and outstanding
           Shares - 39,375 in 1998                                                       --                  --
           Series C: Authorized shares - 1,500; Issued and outstanding
           Shares - 600 in 1998                                                           --                  --
       Additional paid-in capital                                                     51,231                  --
       Common stock, $0.001 par value:
           Authorized shares - 100,000,000; Issued and outstanding
           shares - 42,196,687 in 1998 and 41,850,205  in 1997                            42                  42
       Additional paid-in capital                                                    116,559             114,352
       Accumulated deficit                                                          (161,596)           (138,543)
                                                                                   ---------           ---------
           Total stockholders' equity (deficit)                                        6,236             (24,149)
                                                                                   ---------           ---------

           Total liabilities and stockholders' equity (deficit)                    $  13,561           $   6,350
                                                                                   =========           =========


                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Quarter Ended                 Two Quarters Ended
                                                            -------------                 -------------------
                                                   June 28, 1998     June 29, 1997    June 28, 1998     June 29, 1997
                                                   -------------    -------------    -------------     -------------
                                                             (Unaudited)                     (Unaudited)

Net sales                                             $  3,436         $    695         $  7,018         $  1,122
Cost of sales                                            2,033               23            4,826               43
                                                      --------         --------         --------         --------
Gross Margin                                             1,403              672            2,192            1,079

Operating expenses:
  Research and Development                               2,916            1,561            5,534            2,999
  Sales and Marketing                                    1,628              896            2,984            1,674
  General and Administrative                               816              597            1,676            1,181
  Amortization of Reorganization Asset                      --              625               --            1,250
                                                      --------         --------         --------         --------
     Total operating expenses                            5,360            3,679           10,194            7,104

Operating loss                                          (3,957)          (3,007)          (8,002)          (6,025)

  Amortization of debt-related warrants                   (577)              --           (1,327)              --
  Interest expense                                        (963)            (643)          (1,994)          (1,165)
  Other income (expense)                                    51              148              391              204
                                                      --------         --------         --------         --------
Loss from operations before income taxes                (5,446)          (3,502)         (10,932)          (6,986)

Provision for income taxes                                  --               --               --               --
                                                      --------         --------         --------         --------

Net loss                                              $ (5,446)        $ (3,502)        $(10,932)        $ (6,986)
                                                      ========         ========         ========         ========

Accretion / dividends related to preferred stock      $(12,121)              --         $(12,121)              --
                                                      ========         ========         ========         ========

Net Loss Attributable to Common Stockholders          $(17,567)              --         $(23,053)              --
                                                      ========         ========         ========         ========

Basic and diluted loss per share                      $  (0.42)        $  (0.09)        $  (0.55)        $  (0.18)
                                                      ========         ========         ========         ========

Shares used in calculating per share amounts            42,134           39,501           42,052           39,403
                                                      ========         ========         ========         ========



                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              Two Quarters Ended
                                                                     --------------------------------
                                                                       June 28,             June 29,
                                                                         1998                  1997
                                                                     -----------             --------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net loss                                                              $(10,932)              $ (6,986)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                       2,026                  1,601
     Changes in operating assets and liabilities:
         Restricted cash                                                   109                   (103)
         Accounts receivable                                            (3,432)                  (114)
         Inventories                                                    (4,845)                  (245)
         Prepaid expenses and other current assets                        (549)                   116
         Other assets                                                     (465)                    --
         Accounts payable                                                  (57)                  (187)
         Accrued compensation and benefits, and
           other accrued liabilities                                      (315)                   (48)
                                                                      --------               --------
Net cash used in operating activities                                  (18,460)                (5,966)
                                                                      --------               --------

INVESTING ACTIVITIES
Acquisition of property and equipment                                   (1,038)                  (179)
                                                                      --------               --------
Net cash used in investing activities                                   (1,038)                  (179)
                                                                      --------               --------

FINANCING ACTIVITIES
Proceeds from Lines of Credit                                           18,984                  6,770
Repayment on Lines of Credit                                            (9,074)                  (500)
Principal payments on pre-petition claims                               (1,211)                  (458)
Proceeds from issuance of preferred and common
  stock, net of issuance costs                                          10,780                    331
                                                                      --------               --------
Net cash provided by financing activities                               19,479                  6,143
                                                                      --------               --------

Net (decrease) in cash and cash equivalents                                (19)                    (2)
Cash and cash equivalents at beginning of period                           135                     18
                                                                      --------               --------
Cash and cash equivalents at end of period                            $    116               $     16
                                                                      ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                         $  2,439               $    877
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of Line of Credit balance to Preferred stock               $ 28,685                     --
Accretion / dividends on Preferred Stock                              $ 12,121                     --
Valuation of debt-related warrants issued                             $  1,848                     --


                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   THE COMPANY AND RECENT FINANCIAL EVENTS

     Aureal Semiconductor Inc., together with its subsidiaries Crystal River Engineering, Inc. and Aureal Semiconductor Limited (combined, the "Company") specialize in the design and marketing of audio semiconductor technologies for use in both the PC and consumer electronics markets. Crystal River Engineering, Inc. ("CRE"), founded in 1987 and acquired by Aureal in 1996, has been a pioneer in the development of 3D audio technologies. Aureal Semiconductor Limited, located in Hong Kong, was established in the first quarter of 1998 as a sales, technical support and field engineering office. The Company's business involves both the development and sale of audio processing semiconductor chips, as well as the licensing of technology which is designed to define and develop advanced audio standards in the marketplace. The Company's stock symbol on the OTC Bulletin Board is AURL.

     During March 1998, the Company completed the sale of $5 million of Aureal Series A Preferred Stock.

     On June 5, 1998 the Company completed three financing transactions, which had the combined effect of increasing the Company's borrowing capacity and providing additional equity for the Company. The transactions included the following:

o The sale of $5 million of Aureal Series C Preferred Stock to DDJ Capital Management, LLC. Approximately $3.66 million of the offering was used to pay down the outstanding balance on the existing Line of Credit. The remaining $1.34 million was utilized for working capital purposes.

o The remaining balance of $31.5 million on the existing Line of Credit was exchanged for 39,375 shares of Aureal Series B Preferred Stock.

o A new $40 Million Revolving Credit Facility was established with Goldman Sachs Credit Partners LP ("Goldman Sachs") and the Technology Finance Division of Transamerica Business Credit Corporation ("Transamerica").

     In addition to the above financing transactions, on June 26, 1998, the Company completed the sale of $1 million of Aureal Series C Preferred Stock. The proceeds of the offering were utilized to pay down outstanding borrowings under the Credit Facility.

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

     The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter and two quarters ended June 28, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending January 2, 1999.

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

     Inventories

     Inventories are stated at the lower-of-cost-or-market value on a weighted-average costing method. The Company does not consider any inventory to be raw material since the Company's point of purchase is for fabricated silicon wafers or finished silicon dies. Net inventories at June 28, 1998 and December 28, 1997 consist of the following, in thousands:

                                       June 1998       December 1997
                                       ---------        -------------

Work in process                         $3,791              $  243
Finished goods                           1,347                 268
                                        ------              ------
         Total Inventories              $5,138              $  511
                                        ======              ======

     Property and Equipment

     Property and equipment are stated at cost and depreciated utilizing the straight-line method over their estimated useful lives (one and one-half to five years). Fixed assets with approximately $1.4 million in gross value and zero net book value were retired during the first quarter of 1998 as they were determined to no longer be in use.

     Revenue Recognition

     The Company's major sources of revenue consist of sales of proprietary design, advanced audio semiconductor chips, and licensing of related audio technologies. Revenue is recognized upon shipment for product sales. Software licensing revenues are recognized upon shipment of licensed product if a non-cancelable contract has been signed, the fees are fixed and determinable, collection of the recognized fees is reasonably assured and there are no remaining significant obligations.

     Concentration of Financial Instrument and Credit Risks

     Financial instruments, which potentially subject the Company to concentration of market risk, consist primarily of the Company's line of credit. This market risk on the line of credit relates to changes in the prime lending rate, as the line of credit bears interest rates which fluctuate with changes in the prime lending rate.

     Credit risk for the Company consists primarily of trade receivables. Most of the Company's trade receivables are the result of sales to foreign companies. Concentration of credit risk is limited by the use of commercial letters of credit for many of these international customers. Additionally, the Company has established an allowance for doubtful accounts based on the credit risk of specific customers.

     Valuation of Warrants

     In June 1998, the Company issued 1,350,000 warrants ("Credit Facility Warrants") to purchase the Company's Common Stock to the lenders under the Company's new Credit Facility (see Note 4). The fair value of the Credit Facility Warrants was estimated to be $1.8 million. Amortization of the $1.8 million asset, as additional interest expense over the two-year life of the Credit Facility commenced in June 1998 at the rate of $0.23 million per complete fiscal quarter.

     In 1997, the Company recorded the estimated fair value of warrants issued to related parties in association with both the amendment of the line of credit ("Debt Warrants"), and the sale of common stock ("Equity Warrants"). The fair value of the Debt Warrants and the Equity Warrants were estimated to be $5.0 million and $1.5 million, respectively. Amortization of the $5.0 million asset, as additional interest expense over the life of the loan, commenced in August 1997 at the rate of $0.75 million per quarter. With the conversion of the loan in June 1998, into preferred stock of the Company, the remaining balance of the Debt Warrant valuation was eliminated as part of the net book value of the debt.

     Loss Per Share

     SFAS No. 128 "Earnings per Share" requires that the calculation for basic earnings per share ("EPS") exclude the dilutive effect of common stock equivalents in the calculation for basic net income (loss) per share. Diluted EPS under SFAS No. 128 is calculated using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method for outstanding warrants and stock options. Common equivalent shares are excluded from the diluted EPS computation only if their effect is anti-dilutive. No common stock equivalents were included in the calculations for any fiscal period presented, as, due to the net loss position, any affect would be anti-dilutive.

     SFAS No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income, however the Company has no material items of other comprehensive income in any period presented.

     Amortization of Intangibles

     At December 31, 1994, upon its emergence from Chapter 11 Bankruptcy Protection, the reorganization value of the Company in excess of its net assets generated a $44.1 million intangible value that was classified as a reorganization asset in the consolidated balance sheet of the Company ("Reorganization Asset"). The value of the Reorganization Asset was reduced in the second quarter of 1995 as the Company exited the retail products business. The net remaining Reorganization Asset was amortized at the rate of $625,000 per quarter through 1997, and was completely amortized as of December 28, 1997.

3.   ELIMINATION / CONVERSION OF PREVIOUS LINE OF CREDIT WITH RELATED PARTIES

     On June 5, 1998, the Company completed two transactions with the combined effect of fully paying down the entire outstanding balance and eliminating the Company's previous line of credit with related parties.

     The sale of 500 shares of Aureal Series C Preferred Stock (the "Series C Preferred") for $5.0 million was made to DDJ Capital Management, LLC. $3.66 million of the proceeds from the sale were used to pay down the outstanding balance under the line of credit. The Series C Preferred Stock carries an 8% accretion rate over its three-year term, and provides for conversion to Common Stock of the Company or redemption at the option of the Company. It is convertible at the lesser of a fixed value of $2.50 per Common share or a discount from the then-current market price for the Company's Common Stock at the date of conversion.

     The remaining $31.5 million balance of the line of credit was exchanged for 39,375 shares of Aureal 8% Series B Preferred Stock (the "Series B Preferred"), with a face value of $39,375,000, and the line of credit was terminated. The lenders under the line of credit released their lien on all the assets of the Company as part of the termination of the line of credit agreement. The Series B Preferred Stock provides for conversion to Common Stock of the Company at the rate of one share of Common Stock for every $2.50 face value of Series B Preferred. The 8% annual dividend, payable quarterly may be paid in cash or in additional shares of Series B Preferred, at the option of the Company. The Company has the option to redeem the Series B Preferred at its face value at any time during its five-year term.

4.   NEW CREDIT FACILITY

     In conjunction with the conversion and elimination of the previous line of credit, on June 5, 1998, the Company entered into a new $40 million Revolving Credit Facility with Goldman Sachs and Transamerica. Terms of the new Credit Facility provide for up to $32.5 million availability for borrowings related to specific Company accounts receivable, ("Tranche A"), with an additional $7.5 million of availability unrelated to specific collateral requirements ("Tranche B"). Interest on borrowings under the two-year agreement is at the rates of Prime plus three percent for Tranche A borrowings and Prime plus five percent for Tranche B borrowings. The Company is subject to certain covenant restrictions under the Credit Facility and has paid a $600,000 fee to the lenders in connection with the initiation of the Credit Facility.

     As of June 28, 1998 the Company was in compliance with all of the covenant requirements.

     Also in conjunction with the establishment of the new Credit Facility, the Company issued 1.35 million warrants to the lenders under the Credit Facility. These warrants are exercisable at any time over their five-year life at the exercise price of $2.156 per share of Common Stock.

5.   PREFERRED STOCK

     During the first half of 1998, the Company issued three series of preferred stock. The net proceeds from all the preferred stock issuances were used to reduce the Company's outstanding debt and for working capital purposes. In March, the Company issued $5 million of Series A Preferred Stock (the "Series A Preferred"). The Series A Preferred shares include conversion rights to Aureal Common Stock at the lesser of a $2.50 fixed conversion rate or a variable conversion pricing dependent upon the underlying price of the Common Stock at the time of conversion. The Series A Preferred shares bear accretion at an 8% annual rate over their three-year term.

     On June 5, 1998, the Company sold $5 million of Series C Preferred to DDJ Capital Management, LLC ("DDJ"). The terms of the Series C Preferred are virtually identical to the Series A Preferred. On June 26, 1998, the Company sold an additional $1 million of Series C Preferred to non-affiliates.

     Also on June 5, 1998, the Company exchanged 39,375 shares of Series B Preferred for the entire $31.5 million outstanding balance of the Company's previous line of credit. The Series B Preferred bear a face value of $1,000 per share and an 8% annual dividend rate. The dividends may be paid in cash or in additional Series B Preferred shares, at the option of the Company. The $10.7 million difference between the fair market value of the Series B Preferred shares and the net book value of the exchanged debt (less unamortized fees associated therewith) was charged directly to accumulated deficit at the time of the transaction.

     Accretion related to the beneficial conversion features of the Series A Preferred and the Series C Preferred, and the dividend/accretion rate of 8% on all three series of preferred stock totaled $1.4 million in the second quarter of 1998.

6.   INCOME TAXES

     The Company was not required to provide for income taxes in the first two quarters of 1998 or 1997 due to its net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability.

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

OVERVIEW

     The Company's objective is to be a leading supplier of high quality, advanced audio solutions to both the PC and consumer electronics marketplaces. The Company's operating strategy combines the development and sale of audio processing semiconductor chips with the licensing of technology to strategic partners in order to define and develop advanced audio standards in the marketplace. This strategy encompasses the following primary elements:

o Create value in the Aureal and A3D logos - Aureal is working to establish consumer association between the Aureal and A3D brand names and high quality audio. This high quality branding strategy can be utilized on multiple components of an entire audio solution in the PC arena.

o Offer low-cost PC audio acceleration - Aureal continues to develop and offer high-feature audio accelerator chips at prices competitive with lower-featured offerings from other manufacturers. In addition, the Company is currently expanding its PC product offerings in response to the evolving market for audio and audio communications components. Both audio cards and audio communications combination cards are being developed for distribution. This expansion of the Company's business model allows Aureal to approach the PC market with a complete spectrum of audio components targeted to provide solutions at various feature/price points in the market.

o Provide integrated audio components to the consumer market - Aureal is developing devices targeted to the consumer electronics marketplace which provide lower system cost through integration of digital, analog and other audio system functions.

     On July 15, 1998, Diamond Multimedia Systems, Inc. ("Diamond") and the Company jointly announced that they had entered into a strategic alliance to develop and market next-generation audio solutions for the PC marketplace. Under this agreement, Diamond will utilize Aureal's Vortex and A3D audio technologies exclusively for products sold under Diamond's award-winning "Monster Sound" PCI audio accelerator brand.

     On June 15, 1998, the Company announced that Compaq Computer Corporation, the world's leading personal computer company, would begin featuring Aureal's A3D Interactive 3D audio technology on its new line of Presario desktop computers. Compaq's marketing materials, including point-of-sale displays in retail stores and website presentation have begun to actively support Aureal's A3D technology.

     In April 1998, the Company introduced A3D 2.0, a significant enhancement to the existing version of A3D that was originally introduced in September 1996. A3D 2.0, which is incorporated in a growing number of PC game titles, is backward compatible with the original A3D technology. A3D is currently incorporated into a number of major PCs (including computer lines from Dell Computer Corporation and Compaq), as well as a number of PC add-in audio cards under various brand names. The new A3D 2.0 includes Aureal Wavetracing Technology (which enables real-time acoustic reflections, reverb and occlusion rendering features), more 3D sources, a higher sample rate and larger Head-Related Transfer Function (HRTF) filters. Together, all of these feature enhancements provide for improved three-dimensional rendering of audio for interactive applications.

     Also during the first half of 1998, key design wins for the Vortex AU8820 and A3D were announced and chip sales in volume were commenced. The AU8820 is currently implemented in sound cards utilized or marketed by Dell Computer Corporation, Turtle Beach Systems, Aztech Systems Ltd. and TerraTec Electronic GmbH. These customers, in addition to Compaq, are actively promoting Aureal's A3D technology.

     Early 1998 marked the first shipments of audio semiconductor chips by Aureal after two years of development work in the digital audio design area. Many of the audio sound card applications utilizing the Vortex AU8820 chip are based on Aureal's card reference design and have won widespread acclaim as well as numerous awards from various PC publications. In addition, Aureal's A3D Interactive audio technology has been widely recognized as the industry standard for three-dimensional sound presentation. Aureal's Vortex AU8820 PCI-based digital audio processor chip is a feature-rich audio solution designed for the PC. In conjunction with Aureal's A3D three-dimensional audio technology, the Company is offering an audio solution for the PC that takes advantage of the benefits of PCI technology. The Company believes that the market for PCI audio is expanding rapidly, and will be a significant market by year-end 1998. Contributing to the move from ISA-based to PCI-based audio systems for PCs are the requirements put forth by both Microsoft Corporation and Intel Corporation relative to Windows qualifications.

     With announced "design-wins" including Dell Computer Corp. (utilizing sound cards incorporating the AU8820 chip) and Compaq Computer Corporation (A3D implementation on the Presario line of desktop PCs), Aureal technology has begun to appear in market-leading PCs. Aureal's A3D technology is also gaining acceptance from PC game developers, and is currently supported by a number of major game developers including Activision, Lucas Arts, Interplay, GT Interactive, Broderbund, Electronic Arts, Sierra On-Line and Ubi Soft. Many of these developers, as well as PC hardware manufacturers are working with Aureal to support A3D and Aureal brand recognition through use of the Aureal and A3D logos on packages and advertisements.


RESULTS OF OPERATIONS

     Net Sales

     Net sales for the second quarter of 1998 were $3.4 million, compared to $3.6 million in the previous quarter and $0.7 million in the second quarter of 1997. Year-to-date revenues for 1998 of $7.0 million represent the sale of several hundred thousand AU8820 chips, along with minor revenues from technology licensing.

     In addition, with the July 1998 announcement of the strategic alliance between Aureal and Diamond, Aureal anticipates commencement of audio board sales in the third quarter of the year. This will allow the Company to offer both chip and board level products to various segments of the PC market. The Company believes that this expansion of product categories will allow Aureal to better address the needs of a broader cross section of the market over time.

     Gross Margin

     Gross margin rose from 22% in the first quarter of 1998 to 41% in the second quarter as the AU8820 product moved from initial ramp-up into higher volume production. Cost reductions associated with the higher production levels and higher yield from silicon wafers both contributed to the margin improvement.

     Gross margin percentages in the prior year were significantly higher, although on limited revenues, as the majority of such revenues were technology licensing based. The Company does not anticipate that license revenues will be a significant portion of overall revenues in the future.

     Gross margin percentages could vary and potentially be reduced on some card-level products that the Company anticipates selling in future quarters.

     Research and Development

     Expenditures for research and development continue to be the most significant area of spending for the Company as it allocates significant resources to create future audio products for both the PC and consumer electronics markets. Spending in this area yields both short-term and long-term product developments - as the Company looks to continue to bring new and improved products to the audio forefront. Spending increased $0.3 million from the first quarter to the second quarter of the year ($2.6 million to $2.9 million) as prototype runs of the Company's newest semiconductor product were commenced during the second quarter. In addition, the Company has continued to increase the staffing in the research and development area, both with employees and some specific project contract work. Year-to-date expenditures in this area increased from $3.0 million in 1997 to $5.5 million in 1998, and have generally increased each quarter over the last two years as development efforts on both software and hardware based technology have expanded.

     The Company expects that the level of spending on research and development will fluctuate, but is not expected to decline significantly in absolute dollars in future periods.

     Selling and Marketing

     Selling and marketing expenses for the second quarter of 1998 were $1.6 million, an increase of $0.3 million over the previous quarter. This increase over the first quarter of the year is primarily attributable to expenses incurred to design and launch an advertising campaign designed to increase the visibility of A3D to the end-user. This campaign includes media advertising in various PC-related magazines. The substantial increase in year-to-date expenditures ($3.0 million in 1998 versus $1.7 million in 1997) is primarily attributable to costs, including selling commissions, related to the commencement of AU8820 sales in 1998.

     General and Administrative

     General and administrative expenses for the second quarter were $0.8 million, flat with the level of expense in the first quarter. Quarterly and year-to-date expenses ($1.7 million) rose from the prior year ($0.6 million and $1.2 million, respectively) due primarily to increases in recruiting and employment consulting expenses as the Company has added significant staff in the first half of this year.

     Amortization of Reorganization Asset

     The Reorganization Asset originated pursuant to the Company's valuation upon its exit from bankruptcy protection in December 1994, whereby the fair value of the Company exceeded its net assets by $44.1 million. The Reorganization Asset value was fully amortized at year-end 1997 (at the rate of $625,000 per fiscal quarter, during 1997).

     Interest Expense

     Interest expense for the first half of both years consisted primarily of interest on the line of credit at the rate of prime plus 5%. The expense in 1998 ($2.0 million year-to-date, $1.0 million for the second quarter) increased over the prior year ($1.2 million year-to-date, $0.6 million for the quarter) as the balance under the line of credit grew over the period. During 1997 and 1998 to-date, the line of credit has been a major source of working capital for the Company, and has expanded over that time. Proceeds from the sale of equity capital over that time period have been utilized periodically to pay down the balance of the debt.

     With the pay down and elimination of the TCW line of credit in June 1998 through the exchange for Series B Preferred Stock of the Company, the interest expense is expected to decline significantly. The new Credit Facility with Goldman Sachs and Transamerica carries a lower interest rate than the prior line to the extent borrowings are based on eligible accounts receivable borrowing availability.

     Amortization of Debt-Related Warrants

     In August 1997, in conjunction with the expansion and extension of the TCW Line of Credit, the Company issued 3.15 million warrants to the lenders to purchase the Company's Common Stock. Utilizing the Black-Scholes valuation method, the estimated fair value of the warrants was determined to be $5.0 million. This value was amortized over the estimated life of the loan at the rate of $0.75 million per quarter. When the loan was converted in June 1998, the remaining unamortized deferred costs related to the warrants were netted against the outstanding loan balance and eliminated as a reduction of the conversion value of the Series B Preferred shares.

     In connection with the new Credit Facility, the Company issued to the lenders, in June 1998, 1.35 million warrants to purchase the Company's Common Stock. The fair value of these warrants was estimated utilizing the Black-Scholes valuation method as approximately $1.8 million, and is being amortized over the two-year term of the Credit Facility.

     Other Income

     The Company recognized net other income of $51,000 and $340,000 in the second and first quarters of 1998, respectively. This compares to $148,000 and $56,000 in the corresponding quarters of 1997. The income recognized in all quarters shown was primarily due to various receipts and credits resulting from favorable resolutions to previously recorded liabilities.

     Income Taxes

     The Company was not required to provide income taxes in the first two quarters of either 1998 or 1997 due to its net operating losses. No tax benefit has been recorded for the net operating loss carryforwards due to the uncertainty as to their realizability.

LIQUIDITY AND CAPITAL RESOURCES

     At June 28, 1998, the Company had working capital of $5.6 million and stockholders' equity of $6.2 million. In quarterly financial statements since 1995, the Company has generally shown negative working capital amounts and stockholders' deficit amounts. The stockholder equity of $6.2 million is largely the result of the issuance of preferred stock in the first half of 1998, both for cash and in exchange for the $31.5 million line of credit balance. These transactions have resulted in significant Paid-in Capital increases, however the Company continues to maintain a substantial accumulated deficit developed as losses have been recorded over the last three years. The Company recognized a net loss of $5.4 million in the second quarter of 1998 ($10.9 million year-to-date) as well as direct charges to accumulated deficit of $12.1 million in the second quarter related to dividends and accretion on preferred stock. Of that amount, $10.7 million is a one-time charge related to the difference between the conversion/redemption value of the Series B Preferred Stock ($39.4 million) and the net carrying value of the debt for which it was exchanged ($28.7 million). Other dividends and value accretion related to the Series A, B and C Preferred Stock resulted in an additional charge of $1.4 million in the second quarter.

     Working capital used to support operating activities has totaled $18.5 million in the first half of 1998, averaging roughly $3.1 million per month. This has resulted from the growth of accounts receivable and inventory over that time, as well as increased operating losses. The Company believes that it will move closer to generating cash flow from operations as revenues are expected to grow in subsequent quarters. Such revenue growth is dependent upon the Company's success in promoting both the Vortex semiconductor design and A3D audio technology as valuable components to a PC's audio system. The acceptance of PCI audio (the underlying data-bus technology utilized for both Vortex and A3D) as the standard for the PC is also key to the Company's immediate growth plans. To the extent such PCI acceptance and utilization does not materialize as rapidly as expected, Aureal's growth could be significantly impacted.

     The Company believes that the $40 million Credit Facility, of which $0.4 million was drawn as of June 28, 1998, will provide adequate financial resources to sustain business for at least the next year. The Company may be required to seek additional financing to expand its business. There can be no assurance that the Company will be able to generate positive cash flows in the future or to obtain financing on favorable terms, if at all.

     Capital expenditures of $1.0 million during the first half of 1998 consisted primarily of hardware and software tools utilized in the Company's research and development activities. Increased levels of capital expenditures are anticipated during future quarters of 1998.

RISK FACTORS

     In evaluating the Company's business, certain factors, including those discussed below and those included in documents previously filed with the Securities and Exchange Commission, should be considered in addition to the other information in this Form 10-Q.

     History of Losses and Accumulated Deficit; Expectation of Future Losses

     The Company emerged from Chapter 11 Reorganization in December 1994. Since that time the Company has incurred losses, in the aggregate amount of $162 million, from (1) operating and eliminating its previous retail products business in 1995, (2) during the research and development phases of its advanced audio technologies business operations in 1996 and 1997, and (3) as it began to sell advanced audio products in the first half of 1998. While the majority of the Company's revenues in 1996 and 1997 were generated through technology licensing transactions, the Company anticipates that the majority of its revenues will come from the sale of audio products in 1998 and future years. There can be no assurance that the Company will be able to sell significant volumes of its products in the future, and the Company's ability to attain profitability or generate positive cash flows is dependent thereon.

     New Technologies and Products Developed with New Technologies

     The Company's success depends on its ability to develop and market new technologies aimed at advancing the level of audio quality in the PC and consumer electronics devices. With respect to the PC market, audio technology is shifting from utilization of the ISA bus to utilization of the more advanced (higher bandwidth) PCI bus. This change enables advanced digital audio functionality including positional 3D audio, streaming audio and higher quality presentation. There can be no assurance that the shift from ISA-based audio to PCI-based audio will occur in a timeframe for the Company to benefit from its PCI-based products and technologies. As new technologies are developed, there can be no assurance that markets will develop for them, or that markets will develop on a timely basis for the Company to benefit therefrom.

     The success of new products depends on a number of factors, including timely completion of product development, market acceptance of the Company's and its customer's new products and the Company's ability to offer new products at competitive prices. Incorporating the Company's new products into its OEM customers' new product designs requires the anticipation of market trends and performance and functionality requirements of OEMs and the production of products that can be available in a timely manner consistent with the OEMs' development and production schedules. A failure in any of these areas could have a material adverse effect on the Company's results of operations.

     Each successive generation of microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing advanced audio functions to an extent that the need or preference for the Company's products could be diminished or eliminated. Conversely, each new generation of technology, including digital audio technology, generally requires increased processing power. In this regard, Intel Corporation has created the MMX functionality with its Pentium line of processors and is promoting the processing power of MMX for data and signal intensive functions such as graphics and audio processing. The Company believes that advanced audio processing, done in conjunction with either video or graphics processing is best performed with a separate accelerator chip in addition to the host processor. There can be no assurance that the increased capabilities of microprocessors in the future will not adversely affect demand for the Company's products.

     Product Concentration and Expansion of Business Model

     Substantially all of the Company's revenues are related to advanced audio solutions for the PC and consumer electronics markets and the Company expects this to continue for the foreseeable future. The Company is just embarking on an expansion of its semiconductor business model to provide for an increased number of audio related products including audio cards and audio communications combination cards. This expansion may require additional working capital funds to provide for incremental inventory as well as broader marketing programs. The failure of this market to continue to grow, any reduction in demand as a result of increased competition in this market, technological change, failure by the Company to introduce new versions of products acceptable to the marketplace or other similar factors would have a material adverse effect on the Company's results of operations.

     Competition and Pricing Pressures

     The markets in which the Company competes are intensely competitive and are characterized by evolving industry standards resulting in relatively short product life cycles, significant pricing and performance improvement pressures, and frequent new product introductions. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the markets with products that may be less costly or provide higher performance or additional features. The Company is unable to predict the timing and nature of any such competitive product offerings. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at levels that are cost-effective for such customers. As the markets for the Company's products mature and competition increases, the Company anticipates that prices for its products will generally decline over time. If the Company is unable to reduce its costs sufficiently to offset declines in product prices or is unable to introduce new, higher performance products with higher product prices, the Company's results of operations could be materially adversely affected.

     The Company anticipates that it will compete for the development of new technologies and for the sale of semiconductor products with a number of companies who have more extensive resources including financial, manufacturing, technical, marketing and distribution. In addition, some of those firms may have greater intellectual property rights, broader product lines and longer-standing relationships with customers than the Company. The Company's competitors may also include a number of emerging companies.

     Dependence on Credit Facility

     Because it has not been profitable to date, the Company has funded its losses through a combination of equity and debt financing. In June 1998, the Company entered into a Credit Facility with Goldman Sachs and Transamerica, which provides for an aggregate maximum borrowing line of $40 million. The interest rate on this Credit Facility is generally the prime rate plus 3% to 5%. Accordingly, while the Credit Facility provides for working capital, the high cost of servicing any borrowings thereunder could negatively effect the Company's liquidity. The can be no assurance that the Credit Facility will provide sufficient funding to meet the Company's future needs. In the event the Company is required to secure additional capital, there can be no assurance that such capital will be available on acceptable terms or at all. The Company's inability to secure such potential future financing, if necessary, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Factors Inhibiting Takeover

     The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, which imposes certain restrictions on the ability of a third party to effect an unsolicited change in control of the Company. In addition, the Company's Amended and Restated Certificate of Incorporation does not provide for cumulative voting in the election of directors, and certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws, including the provision which divides the Board of Directors into three separate classes, may have the effect of delaying or preventing changes in control or management of the Company.

     Trading in the Non-NASDAQ Over-the-Counter Market; Disclosure Relating to Low Priced Stock

     The Company's Common Stock trades only on the OTC Bulletin Board and the trading volume has been generally light. The Company does not currently meet the requirements of the NASDAQ National Market or other national stock exchanges. There can be no assurance that the Company will, in the future, meet such listing requirements or that it will be accepted for trading on any such national exchange.

     Because the Company's Common Stock trades on the Non-NASDAQ Over-the-Counter market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock. In addition, because that Company's securities are not listed on NASDAQ, trading in the Common Stock is also subject to certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, a non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's Common Stock, and severely limit the market liquidity of the Company's Common Stock and the ability of purchasers of the Company's Common Stock to resell such securities in the secondary market.

     Risk of Additional Shares Sold in the Public Market

     Because the holders of the Series A Preferred and Series C Preferred shares may convert such shares into shares of the Company's Common Stock at variable conversion prices, the exact number of shares of Common Stock which the Company may issue upon conversion of Series A Preferred and Series C Preferred shares is not presently known, and may fluctuate based on the market value of the Company's Common Stock. Because of the variable conversion price feature of the Series A Preferred and Series C Preferred shares, holders of such shares may have incentive to take certain actions, including shorting the Company's Common Stock, to decrease the market price of such Common Stock. Upon a decrease in the market price of the Company's Common Stock, holders of the Series A Preferred and Series C Preferred shares may elect to convert such shares at the variable conversion price and thereby receive a greater number of shares of the Company's Common Stock. Short selling is illegal if used to manipulate the price of a company's securities for profit, and the Company has no knowledge that any holders of Series A Preferred or Series C Preferred shares intends to take any action which may cause the price of the Company's Common Stock to fall. However, there can be no assurance that holders of the Company's Series A Preferred or Series C Preferred shares will not short the Company's Common Stock or take such other actions, the effect of which may be to drive down the market price of the Company's Common Stock.

     Concentration of Stock Ownership

     Currently, three parties control approximately 75% of the outstanding Common Stock, each of who control at least 10% individually. There can be no assurance that the liquidity of the market for the Common Stock will be maintained at or increase over its current levels, and the trading price for the Common Stock may be influenced by the volume and liquidity of the market for the Common Stock. Sales of a large percentage of the Company's total outstanding Common Stock may have an adverse effect on its market price.

     Dependence on Foundries

     The Company is a "fabless" semiconductor firm, which depends on outside manufacturing resources for production of all of its semiconductor products. Currently the Company utilizes two foundries, one domestic and one foreign for production of its existing products. Both of these foundries have indicated to the Company that they have the manufacturing availability to provide for the Company's planned production of each of its products for the next twelve months; however the Company's production relationship with each foundry is based only upon purchase orders and there is no assurance that either foundry will continue to provide adequate manufacturing capacity to the Company for its current level of production or any potential increases in production levels. In the event either or both foundries cease to manufacture the Company's semiconductor products, the Company would have to contract with alternative foundries. There can be no assurance that the Company would be able to contract with alternative foundries in a timely manner or at all. The failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

     The manufacture of semiconductor products is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on silicon wafers, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be non-functional. Many of these yield problems are difficult to diagnose, and potentially time-consuming or expensive to remedy. There can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in the manufacturing process of the Company's products in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Proprietary Technology

     The Company's ability to compete successfully will depend, in part, on its ability to protect its proprietary technology. The Company relies on a combination of patents, trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. There can also be no assurance that such measures will be adequate or safeguard the proprietary technology underlying the Company's products, or that its agreements with employees, consultants and others who participate in the development of its products will not be breached, that the Company will have adequate remedies for any breach or that the Company's proprietary information or trade secrets will not otherwise become known. Moreover, notwithstanding the Company's efforts to protect its intellectual property, there can be no assurance that competitors will not be able to develop products which are equal or superior to the Company's products without infringing any of the Company's intellectual property rights. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its intellectual property will be adequate or that the Company's competitors will not independently develop similar technologies or products.

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

In February 1998, the Company was served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation ("Creative"), and its subsidiary, E-MU Systems, Inc., a California corporation ("E-MU") in the U.S. District Court, Northern District of California. The suit alleges that the Company's Vortex AU8820 Digital Audio Processor infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by the Company and an accounting of damages plus interest. The Company believes that the action is without merit and has commenced vigorous defense of this action.

     Shiva Holdings Limited ("Shiva") filed a cross-complaint against the Company in December 1997 in the Superior Court of Santa Clara, California. The cross-complaint alleges breach of contract; breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation in connection with the Agreement for Purchase of Certain Assets entered into between Shiva and the Company in February 1996. The Company had filed an action against Shiva for breach of contract and specific performance in connection with the failure of Shiva to perform under the February 1996 agreement between the companies. All claims in these actions were settled in July 1998 with the termination of the agreement without monetary exchange between the parties.

     Litigation may be necessary to resolve the claims asserted by Creative, E-MU and any other claims asserted in the future to defend against claims of infringement or invalidity or to enforce and protect the Company's intellectual property rights. There can be no assurance that the Company will prevail in any such litigation, and any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Year 2000 Compliance

     The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or even possibly replacement of such applications could be necessary. Given the information known at this time about the Company's systems, it is currently not anticipated that such "Year 2000" costs will have a material impact on the Company. The Company is not aware that any of its key suppliers or customers are not fully "Year 2000" compliant. If any of its key suppliers or customers are not yet fully "Year 2000" compliant, there can be no assurance that such non-compliance would not have a material adverse effect on the Company's business, financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1998, the Company was served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation ("Creative"), and its subsidiary, E-MU Systems, Inc., a California corporation ("E-MU") in the U.S. District Court, Northern District of California. The suit alleges that the Company's Vortex AU8820 Digital Audio Processor infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by the Company and an accounting of damages plus interest. The Company believes that the action is without merit and has commenced vigorous defense of this action.

     Shiva Holdings Limited ("Shiva") filed a cross-complaint against the Company in December 1997 in the Superior Court of Santa Clara, California. The cross-complaint alleges breach of contract; breach of implied covenant of good faith and fair dealing, fraud and negligent misrepresentation in connection with the Agreement for Purchase of Certain Assets entered into between Shiva and the Company in February 1996. The Company had filed an action against Shiva for breach of contract and specific performance in connection with the failure of Shiva to perform under the February 1996 agreement between the companies. All claims in these actions were settled in July 1998 with the termination of the agreement without monetary exchange between the parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 20, 1998 at which the stockholders voted on proposals as follows:

                                                     Number of Shares
                                            Voted For                 Withheld
                                            ---------                 --------
Election of Directors:
         L. William Krause                 33,050,447                  14,741
         Thomas K. Smith, Jr               33,050,447                  14,741


                                                    Voted For          Voted Against          Abstained
                                                    ---------          -------------          ---------
Ratify appointment of Arthur Andersen, LLP
as independent accountants of the Company
for the 1998 fiscal year                            33,046,693               4,528              13,967

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit index at page 23.

     (b) Reports on Form 8-K:

         On June 15, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") disclosing the completion of three financing transactions. These included (1) the sale of $5 million of Aureal Series C Preferred Stock, (2) the conversion and termination of the Company's previous line of credit in exchange for 39,375 shares of Aureal Series B Preferred Stock, and (3) the establishment of a new $40 million Revolving Credit Facility with Goldman Sachs and Transamerica.

         In conjunction with the SEC's review of a Form S-2 filed to register shares of Aureal Common Stock, the SEC requested that certain amendments be made to wording in the above Form 8-K. An amended Form 8-K/A was filed in response to such request on July 2, 1998.

         On March 16, 1998, the Company filed a Form 8-K disclosing the sale of $5 million of Aureal Series A Preferred Stock. This Form 8-K was amended via filing of Form 8-K/A's on June 3, 1998 and July 2, 1998, again in response to SEC comments related to the review of the above referenced Form S-2.


                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AUREAL SEMICONDUCTOR INC.

Date:    July 31, 1998                     By: /s/ Kenneth A. Kokinakis
                                               ---------------------------------
                                           Kenneth A. Kokinakis
                                           President and Chief Executive Officer


Date:    July 31, 1998                     By: /s/ David J. Domeier
                                               ---------------------------------
                                           David J. Domeier
                                           Vice President of Finance and
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

     4.2 Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated June 10, 1996 (5)

     4.3 Common Stock Purchase Agreement by and among the Company and certain entities and individuals dated August 6, 1997 (8)

     4.4      Preferred Stock Regulation D Subscription Agreement (10)

     4.5      Certificate of Designation of Series A Preferred Stock of Aureal
              Semiconductor Inc. (10)

     4.6 Preferred Stock Registration Rights Agreement (Common Stock underlying Series A Preferred Stock) (10)

     4.7      Aureal Semiconductor Inc. Regulation D Subscription Agreement for
              Series C Preferred Stock (11)

     4.8      Certificate of Designation of Series C Preferred Stock of Aureal
              Semiconductor Inc. (11)

     4.9      Registration Rights Agreement (Common Stock underlying Series C
              Preferred Stock) (11)

     4.10     Loan and Security Agreement (Goldman and TBCC Credit Facility)
              (11)

     4.11     Form of Warrant (Goldman and TBCC Warrants) (11)

     4.12     8% Series B Convertible Preferred Stock Purchase Agreement (11)

     4.13     Certificate of Designation of 8% Series B Convertible Preferred
              Stock for Aureal Semiconductor Inc. (11)

     4.14     Amendment Number 4 to Registration Rights Agreement (11)

     10.1     Second Amended and Restated Loan Agreement between TCW Special
              Credits and the Company dated August 6, 1997 increasing the loan commitment from $20 million to $31.5 million (9)

     10.2     1995 Stock Option Plan (3)


     Exhibit No.                  Description of Document
     -----------                  -----------------------
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

     10.5 Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan (4)

     10.6     Industrial Space Sublease with Chemical Waste Management, Inc.
              dated September 13, 1995 (3)

     10.7     Form of Indemnity Agreement for Directors and Officers (6)

     10.8     1996 Outside Directors Stock Option Plan (7)

     10.9*    Manufacturing, Purchase and Distribution Agreement between Diamond
              Multimedia Systems, Inc. and Aureal dated July 3, 1998

     11.1     Computation of Earnings (Loss) Per Share (See Pages 5 and 9)

     27.1     Financial Data Schedule (Edgar Only)

* Confidential treatment has been requested for portions of this document.

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

(11) Incorporated by reference to the exhibits filed with Form 8-K dated June 15, 1998.