Form 10-Q
period 1998-09-27
AUREAL SEMICONDUCTOR INC
filed 1998-11-12
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.




                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

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

At October 30, 1998, 44,984,419 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q contains 23 pages. The exhibit index is on page 22.

                            AUREAL SEMICONDUCTOR INC.


                                    FORM 10-Q

                                Table of Contents

                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements.......................................................    3
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................   11

PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings..........................................................   20
         Item 6.  Exhibits and Reports on Form 8-K...........................................   21


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                            AUREAL SEMICONDUCTOR INC.

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

     Our Interim Condensed Consolidated Financial Statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements at December 28, 1997 and the notes included in our 1997 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Interim Condensed Consolidated Financial Statements reflect, in our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended September 27, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending January 3, 1999.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                               September 27,      December 28,
                                                                                   1998               1997
                                                                               -------------      ------------
                                                                                (Unaudited)
ASSETS:
   Current assets:
       Cash and cash equivalents                                               $     290          $     135
       Restricted cash                                                                 7                109
       Accounts receivable                                                         5,631                 21
       Inventories                                                                 3,501                511
       Deferred fair value of debt-related warrants                                  924              3,000
       Prepaid expenses and other current assets                                     738                462
                                                                              ----------          ---------
           Total current assets                                                   11,091              4,238
   Property and equipment:
       Machinery and equipment                                                     3,992              3,785
       Furniture, fixtures and improvements                                          645                599
                                                                              ----------          ---------
                                                                                   4,637              4,384
       Accumulated depreciation and amortization                                  (2,435)            (3,170)
                                                                              ----------          ---------
           Net property and equipment                                              2,202              1,214

   Long-term portion of fair value of debt-related warrants and other assets       1,008                898
                                                                              ----------           --------
           Total assets                                                        $  14,301           $  6,350
                                                                              ==========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
   Current liabilities:
       Line of credit                                                          $   3,394           $     --
       Accounts payable                                                            3,538              1,523
       Accrued compensation and benefits                                           1,451              1,115
       Other accrued liabilities                                                   1,044              1,365
       Current portion of pre-petition claims                                        913                880
                                                                              ----------           --------
           Total current liabilities                                              10,340              4,883

   Line of credit                                                                     --             21,975
   Long-term portion of pre-petition claims and deferred obligations               1,776              3,641
                                                                              ----------           --------
           Total liabilities                                                      12,116             30,499
                                                                              ----------           --------

   Stockholders' equity (deficit):
       Preferred stock, $0.001 par value, Authorized Shares - 5,000,000:
           Series A: Authorized shares - 500; Issued and outstanding
           Shares - 360 in 1998                                                       --                 --
           Series B: Authorized shares - 60,000; Issued and outstanding
           Shares - 40,163 in 1998                                                    --                 --
           Series C: Authorized shares - 1,500; Issued and outstanding
           Shares - 600 in 1998                                                       --                 --
       Additional paid-in capital                                                 51,357                 --
       Common stock, $0.001 par value:
           Authorized shares - 100,000,000; Issued and outstanding
           shares - 44,556,151 in 1998 and 41,850,205  in 1997                        45                 42
       Additional paid-in capital                                                118,358            114,352
       Accumulated deficit                                                      (167,575)          (138,543)
                                                                              ----------           --------
           Total stockholders' equity (deficit)                                    2,185            (24,149)
                                                                              ----------           --------

           Total liabilities and stockholders' equity (deficit)                $  14,301           $  6,350
                                                                              ==========           ========

                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        Quarter Ended                    Three Quarters Ended
                                                        -------------                    --------------------
                                               September 27,     September 28,      September 27,     September 28,
                                                   1998              1997               1998              1997
                                               -------------     -------------      -------------     -------------
                                                         (Unaudited)                          (Unaudited)
Net sales                                       $   7,535         $     338           $ 14,553         $  1,460
Cost of sales                                       5,390                75             10,216              118
                                                ----------        ----------          ---------        ---------
Gross margin                                        2,145               263              4,337            1,342

Operating expenses:
Research and development                            3,014             1,862              8,548            4,861
Sales and marketing                                 1,511               880              4,495            2,554
General and administrative                          1,192               621              2,868            1,802
Amortization of reorganization asset                   --               625                 --            1,875
                                                ----------        ----------          ---------        ---------
     Total operating expenses                       5,717             3,988             15,911           11,092

Operating loss                                     (3,572)           (3,725)           (11,574)          (9,750)

Interest income                                        --                 4                 --               10
Amortization of debt-related warrants                (231)             (500)            (1,558)            (500)
Interest expense                                     (300)             (734)            (2,294)          (1,899)
Other income (expense)                                  5               186                396              384
                                                ----------        ----------          ---------        ---------
Loss from operations before income taxes           (4,098)           (4,769)           (15,030)         (11,755)

Provision for income taxes                             --                --                 --               --
                                                ----------        ----------          ---------        ---------

Net loss                                        $  (4,098)        $  (4,769)          $(15,030)        $(11,755)
                                                ==========        ==========          =========        =========

Accretion/dividends related to preferred stock  $  (1,891)               --           $(14,012)              --
                                                ==========        ==========          =========        =========

Net loss attributable to common stockholders    $  (5,989)        $  (4,769)          $(29,042)        $(11,755)
                                                ==========        ==========          =========        =========

Basic and diluted loss per share                $   (0.14)        $   (0.12)          $  (0.69)        $  (0.29)
                                                ==========        ==========          =========        =========

Shares used in calculating per share amounts       42,685            41,366             42,263           40,376
                                                ==========         =========          =========        =========


                            See accompanying notes.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                      Three Quarters Ended
                                                                      --------------------
                                                               September 27,       September 28,
                                                                    1998               1997
                                                               -------------       -------------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net loss                                                       $  (15,030)          $ (11,755)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                  2,709               2,891
     Changes in operating assets and liabilities:
         Restricted cash                                              102                (106)
         Accounts receivable                                       (5,610)                  4
         Inventories                                               (3,741)               (242)
         Prepaid expenses and other current assets                   (613)               (328)
         Other assets                                                (465)                 --
         Accounts payable                                           1,995                (294)
         Accrued compensation and benefits, and
           other accrued liabilities                                 (342)                (79)
                                                               -----------           ---------
Net cash used in operating activities                             (20,995)             (9,909)
                                                               -----------           ---------

INVESTING ACTIVITIES
Acquisition of property and equipment                              (1,676)               (418)
                                                               -----------           ---------
Net cash used in investing activities                              (1,676)               (418)
                                                               -----------           ---------

FINANCING ACTIVITIES
Proceeds from Lines of credit                                      28,465              10,670
Repayment on Lines of credit                                      (15,546)             (3,890)
Principal payments on pre-petition claims                            (911)               (684)
Proceeds from issuance of preferred and common
  stock, net of issuance costs                                     10,818               4,233
                                                               -----------           ---------
Net cash provided by financing activities                          22,826              10,329
                                                               -----------           ---------

Net increase in cash and cash equivalents                             155                   2
Cash and cash equivalents at beginning of period                      135                  18
                                                               -----------           ---------
Cash and cash equivalents at end of period                     $      290            $     20
                                                               ===========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                  $    2,739            $  1,491
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of Line of credit balance to Preferred stock        $   28,685                  --
Accretion / dividends on Preferred Stock                       $   14,012                  --
Valuation of debt-related warrants issued                      $    1,848            $  5,000



                             See accompanying notes.

AUREAL SEMICONDUCTOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   AUREAL SEMICONDUCTOR AND RECENT FINANCIAL EVENTS

     Aureal Semiconductor Inc., together with our subsidiaries Crystal River Engineering, Inc. and Aureal Semiconductor Limited (combined, the "Company") specialize in the design and marketing of audio semiconductor technologies for use in both the PC and consumer electronics markets. Crystal River Engineering, Inc. ("CRE"), founded in 1987 and acquired by us in 1996, has been a pioneer in the development of 3D audio technologies. Aureal Semiconductor Limited, located in Hong Kong, was established in the first quarter of 1998 as a sales, technical support and field engineering office. Our business involves both the development and sale of audio processing semiconductor chips and cards, as well as the licensing of technology which is designed to define and develop advanced audio standards in the marketplace. Our stock symbol on the OTC Bulletin Board is AURL.

     During March 1998, we completed the sale of $5 million of Aureal Series A Preferred Stock.

     On June 5, 1998 we completed three financing transactions, which had the combined effect of increasing our borrowing capacity and providing additional equity. The transactions included the following:

o The sale of $5 million of our Series C Preferred Stock to DDJ Capital Management, LLC. Approximately $3.66 million of the offering was used to pay down the outstanding balance on the existing Line of Credit. The remaining $1.34 million was utilized for working capital purposes.

o The remaining balance of $31.5 million on the existing Line of Credit was exchanged for 39, 375 shares of our Series B Preferred Stock.

o A new $40 Million Revolving Credit Facility was established with Goldman Sachs Credit Partners LP ("Goldman Sachs") and the Technology Finance Division of Transamerica Business Credit Corporation ("Transamerica").

     In addition to the above financing transactions, on June 26, 1998, we completed the sale of $1 million of our Series C Preferred Stock. The proceeds of the offering were utilized to pay down outstanding borrowings under the Credit Facility. Additional details of the ownership position of the original preferred stock offerings (as of October 30, 1998) are provided below, in thousands:

     CLASS OF STOCK                                       SERIES A           SERIES B           SERIES C
     --------------                                       --------           --------           --------
     Original value issued                                $ 5,000            $ 39,375           $ 6,000
     Remaining stock value outstanding
      (at original issue value)                           $ 3,365            $ 39,375           $ 6,000
     Remaining stock value outstanding
       held by affiliates (at original issue value)       $ 1,320            $ 39,375           $ 5,000
     % outstanding held by affiliates                         39%                100%               83%

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     We have prepared the interim Condensed Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements at December 28, 1997 and the notes included in our 1997 Annual Report on Form 10-K.

     In our opinion, the interim Condensed Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter and three quarters ended September 27, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending January 3, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories

     Inventories are stated at the lower-of-cost-or-market value on a weighted-average costing method. We do not consider any inventory to be raw material since our point of purchase is for fabricated silicon wafers or finished silicon dies. Net inventories at September 27, 1998 and December 28, 1997 consist of the following, in thousands:

                                      September 27,       December 28,
                                         1998                1997
                                         ----                ----
       Work in process                 $ 3,387             $   243
       Finished goods                      114                 268
                                       -------             -------
         Total Inventories             $ 3,501             $   511
                                       =======             =======

     Property and Equipment

     Property and equipment are stated at cost and depreciated utilizing the straight-line method over their estimated useful lives (one and one-half to five years). Fixed assets with approximately $1.4 million in gross value and zero net book value were retired during the first quarter of 1998 as they were determined to no longer be in use.

     Revenue Recognition

     Our major sources of revenue consist of sales of proprietary design, advanced audio semiconductor chips and cards, and licensing of related audio technologies. Revenue is recognized upon shipment for product sales. Software licensing revenues are recognized upon shipment of licensed product if a non-cancelable contract has been signed, the fees are fixed and determinable, collection of the recognized fees is reasonably assured and there are no remaining significant obligations.

     Concentration of Financial Instrument and Credit Risks

     Financial instruments, which potentially subject us to concentration of market risk, consist primarily of our Line of Credit. This market risk on the Line of Credit relates to changes in the prime lending rate, as the Line of Credit bears interest rates which fluctuate with changes in the prime lending rate.

     Our credit risk consists primarily of trade receivables. Many of our trade receivables are the result of sales to foreign companies. Concentration of credit risk is limited by the use of commercial letters of credit for many of these international customers. Additionally, we have established an allowance for doubtful accounts based on the credit risks of the business in general.

     Valuation of Warrants

     In June 1998, we issued 1,350,000 warrants ("Credit Facility Warrants") to purchase our Common Stock to the lenders under our new Credit Facility (see Note
5). The fair value of the Credit Facility Warrants was estimated to be $1.8 million. Amortization of the $1.8 million asset, as additional interest expense over the two-year life of the Credit Facility commenced in June 1998 at the rate of $0.23 million per complete fiscal quarter.

     In 1997, we recorded the estimated fair value of warrants issued to related parties in association with both the amendment of the Line of Credit ("Debt Warrants"), and the sale of common stock ("Equity Warrants"). The fair value of the Debt Warrants and the Equity Warrants was estimated to be $5.0 million and $1.5 million, respectively. Amortization of the $5.0 million asset, as additional interest expense over the life of the loan, commenced in August 1997 at the rate of $0.75 million per quarter. With the conversion of the loan in June 1998, into our preferred stock, the remaining balance of the Debt Warrant valuation was eliminated as part of the net book value of the debt.

     Loss Per Share

     SFAS No. 128 "Earnings per Share" requires that the calculation for basic earnings per share ("EPS") exclude the dilutive effect of common stock equivalents. Diluted EPS under SFAS No. 128 is calculated using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method for outstanding warrants and stock options. Common equivalent shares are excluded from the diluted EPS computation only if their effect is anti-dilutive. No common stock equivalents were included in the calculations for any fiscal period presented as, due to the net loss position, any affect would be anti-dilutive.

     Amortization of Intangibles

     At December 31, 1994, upon emergence from Chapter 11 Bankruptcy Protection, our reorganization value in excess of our net assets generated a $44.1 million intangible value that we classified as a reorganization asset in our consolidated balance sheet ("Reorganization Asset"). The value of the Reorganization Asset was reduced in the second quarter of 1995 when we left the retail products business. The net remaining Reorganization Asset was amortized at the rate of $625,000 per quarter through 1997, and was completely amortized by December 28, 1997.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which we adopted in fiscal 1998. SFAS No. 130 requires companies to disclose in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The adoption of SFAS 130 has not had a material impact on our financial statements.

     Also in June of 1997, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131") was issued. This statement establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We will adopt SFAS 131 in fiscal 1998, but as we operate in one segment we do not expect its adoption to have a material effect on our financial statements.

4.   ELIMINATION/CONVERSION OF PREVIOUS LINE OF CREDIT WITH RELATED PARTIES

     On June 5, 1998, we completed two transactions with the combined effect of fully paying down the entire outstanding balance and eliminating our previous Line of Credit with related parties.

     The sale of 500 shares of our Series C Preferred Stock (the "Series C Preferred") for $5.0 million was made to DDJ Capital Management, LLC. $3.66 million of the proceeds from the sale were used to pay down the outstanding balance under our Line of Credit. The Series C Preferred Stock carries an 8% accretion rate over its three-year term, and provides for conversion to our Common Stock or redemption at our option. It is convertible at the lesser of a fixed value of $2.50 per Common share or a discount from the then-current market price for our Common Stock at the date of conversion.

     The remaining $31.5 million balance of the Line of Credit was exchanged for 39,375 shares of Aureal 8% Series B Preferred Stock (the "Series B Preferred"), with a face value of $39,375,000, and the Line of Credit was terminated. The lenders under the Line of Credit released their lien on all of our assets as part of the termination of the Line of Credit agreement. The Series B Preferred Stock provides for conversion to our Common Stock at the rate of one share of Common Stock for every $2.50 face value of Series B Preferred. The 8% annual dividend, payable quarterly may be paid in cash or in additional shares of Series B Preferred, at our option. We have the option to redeem the Series B Preferred at its face value at any time during its five-year term.

5.   NEW CREDIT FACILITY

     On June 5, 1998, in conjunction with the conversion and elimination of the previous Line of Credit, we entered into a new $40 million Revolving Credit Facility with Goldman Sachs and Transamerica. Terms of the new Credit Facility provide for up to $32.5 million borrowing availability related to specific accounts receivable, ("Tranche A"), with an additional $7.5 million of availability unrelated to specific collateral requirements ("Tranche B"). Interest on borrowings under the two-year agreement is at the rates of Prime plus three percent for Tranche A borrowings and Prime plus five percent for Tranche B borrowings. We are subject to certain covenant restrictions under the Credit Facility and have paid a $600,000 fee to the lenders in connection with the initiation of the Credit Facility.

     Also in conjunction with the establishment of the new Credit Facility, we issued warrants to purchase 1.35 million shares or our Common Stock to the lenders under the Credit Facility. These warrants are exercisable at any time over their five-year life at the exercise price of $2.156 per share of Common Stock.

     At the end of the third quarter of the year, two of our financial ratios were out of compliance with third quarter financial covenant requirements for our Credit Facility. As of September 27, 1998 we had secured a waiver of compliance for these specific covenant requirements.

6.   PREFERRED STOCK

     During the first half of 1998, we issued three series of preferred stock. The net proceeds from all the preferred stock issuances were used to reduce our outstanding debt and for working capital purposes. In March, we issued $5 million of Series A Preferred Stock (the "Series A Preferred"). The Series A Preferred shares include conversion rights to our Common Stock at the lesser of a $2.50 fixed conversion rate or a variable conversion pricing dependent upon the underlying price of the Common Stock at the time of conversion. The Series A Preferred shares bear accretion at an 8% annual rate over their three-year term.

     On June 5, 1998, we sold $5 million of Series C Preferred to DDJ Capital Management, LLC ("DDJ"). The terms of the Series C Preferred are virtually identical to the Series A Preferred. On June 26, 1998, we sold an additional $1 million of Series C Preferred to non-affiliates.

     Also on June 5, 1998, we exchanged 39,375 shares of Series B Preferred for the entire $31.5 million outstanding balance of our previous Line of Credit. The Series B Preferred bear a face value of $1,000 per share and an 8% annual dividend rate. The dividends may be paid in cash or in additional Series B Preferred shares, at our option. The $10.7 million difference between the fair market value of the Series B Preferred shares and the net book value of the exchanged debt (less associated unamortized fees) was charged directly to accumulated deficit at the time of the transaction.

     Accretion related to the beneficial conversion features of the Series A Preferred and the Series C Preferred, and the dividend / accretion rate of 8% on all three series of preferred stock totaled $1.9 million in the third quarter of 1998.

7.   INCOME TAXES

     We were not required to provide for income taxes in the first three quarters of 1998 or 1997 due to our net operating losses. No tax benefit has been recorded for the losses due to the uncertainty of their realizability.

At December 28, 1997, we had available net operating loss carryforwards ("NOL's") of approximately $285 million to reduce future taxable income. The NOL's expire on various dates through 2012. In connection with the adoption of fresh start accounting, any tax benefit resulting from the use of the NOL's generated prior to the bankruptcy plan confirmation in 1994 will be applied as a direct addition to stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 1997, CONTAINED IN FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     WE MAKE ANY FORWARD-LOOKING STATEMENTS IN THIS REPORT PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, DEPENDENCE ON THE PC AND CONSUMER ELECTRONICS INDUSTRIES AND ON PRODUCT LINES BASED ON NEW TECHNOLOGIES; FOUNDRY CAPACITY, AVAILABILITY AND RELIABILITY; COMPETITION AND PRICING PRESSURES; AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     Our objective is to be a leading supplier of high quality, advanced audio solutions to both the PC and consumer electronics marketplaces. Our operating strategy combines the development and sale of audio processing semiconductor chips and cards with the licensing of technology to strategic partners in order to define and develop advanced audio standards in the marketplace. Our strategy encompasses the following primary elements:

o Create value in the Aureal and A3D logos - Aureal is working to establish consumer association between the Aureal and A3D brand names and high quality, innovative audio. This high quality branding strategy can be utilized on multiple peripherals on an entire audio solution in the PC arena.

o Offer low-cost PC audio acceleration - Aureal continues to develop and offer high-feature audio accelerator chips at prices competitive with lower-featured offerings from other manufacturers.

o Expand our PC product offerings in response to the evolving market for audio and audio communications components. Audio cards are being distributed and audio communications combination cards are being developed for distribution. This expansion of our business model allows us to approach the PC market with a wide spectrum of audio products targeted to provide solutions at various feature / price points in the market.

o Provide integrated audio components to the consumer market - we are developing devices targeted to the consumer electronics marketplace which are intended to provide lower system cost through integration of digital, analog and other audio system functions.

     During October of 1998, we made the following public announcements regarding progress in our business model to provide comprehensive audio solutions for the PC market:

o A strategic alliance with Motorola Internet and Networking Group - this alliance provides for the integration of Motorola's unique Soft Modem technology with our award-winning Vortex 3D audio accelerators and A3D positional audio algorithms in a series of enhanced audio/communications solutions for the PC marketplace.

o Packard Bell (Europe)'s incorporation of Vortex based PCI sound cards using A3D positional audio into their Platinum and Pulsar desktop computer lines.

o Xitel, Australia's leading developer of premium audio boards for the PC introduced their new Storm Platinum sound accelerator using our Vortex 2.0 chip and A3D 2.0 audio technology.

o Issuance of U.S. Patent Number 5,802,180 for a "Method and Apparatus for Efficient Presentation of High-Quality, Three-Dimensional Audio, Including Ambient Effects" - this patent enhances our intellectual property position with respect to audio.

     In September, 1998, we announced the availability of A3D Pro Plug-In for Pro Tools. A3D Pro allows game developers and professional editors and studios to complement complex visuals with realistic audio environments. Recording artists can construct custom venues that place the listener directly in the desired environment. A3D Pro combines proprietary compressed Head-Related Transfer Functions (HRTFs) with patent-pending acoustic environment rendering techniques resulting in a totally immersive, three-dimensional sound field.

     In August, 1998, we announced the availability of our new Vortex 2 PCI audio processor. Vortex 2 provides hardware support for Aureal's next generation A3D 2.0 positional 3D audio technology. Vortex 2 is PC '98 compliant and more than doubles the performance characteristics of the original Vortex chip introduced one year ago. Subsequently, Diamond

Multimedia Systems, Inc. ("Diamond") announced that they will be featuring Vortex 2 on their new MX300 sound card and our Vortex 1 chip on their Sonic Impact S90 audio accelerator boards.

     In July, 1998, we jointly announced with Diamond that we had entered into a strategic alliance to develop and market next-generation audio solutions for the PC marketplace. Under this agreement, Diamond will utilize our Vortex and A3D audio technologies exclusively for products sold under Diamond's award-winning "Monster Sound" PCI audio accelerator brand.

     In June, 1998, we announced that Compaq Computer Corporation, the world's leading personal computer company, would begin featuring our A3D Interactive 3D audio technology on their new line of Presario desktop computers. Compaq's marketing materials, including point-of-sale displays in retail stores and web-site presentation have begun to actively support Aureal's A3D technology.

     In April 1998, we introduced A3D 2.0, a significant enhancement to the existing version of A3D that was originally introduced in September 1996. A3D 2.0, which is being incorporated in a number of PC game titles, is backward compatible with the original A3D technology. A3D is currently incorporated into a number of major PCs (including computer lines from Dell Computer Corporation, Compaq and Packard Bell Europe), as well as a number of PC add-in audio cards under various brand names. The new A3D 2.0 includes Aureal Wavetracing Technology (which enables real-time acoustic reflections, reverb and occlusion rendering features), more 3D sources, a higher sample rate and larger Head-Related Transfer Function (HRTF) filters. Together, all of these feature enhancements provide for improved three-dimensional rendering of audio for interactive applications which was only available as early as two years ago on audio server products costing over $10,000.

     Early 1998 marked our first shipments of audio semiconductor chips after two years of development work in the digital audio design area. Many of the audio sound card applications utilizing the Vortex AU8820 chip are based on our card reference design and have received numerous awards from various PC publications. In addition, Aureal's A3D Interactive audio technology has been widely recognized as the industry standard for three-dimensional sound presentation. Our Vortex AU8820 PCI-based digital audio processor chip is a feature-rich audio solution designed for the PC. In conjunction with our A3D three-dimensional audio technology, we are offering an audio solution for the PC that takes advantage of the benefits of PCI technology. We believe that the market for PCI audio is expanding rapidly, and will be a significant market by year-end 1998. Contributing to the move from ISA-based to PCI-based audio systems for PCs are the requirements put forth by both Microsoft Corporation and Intel Corporation relative to Windows qualifications.

     With announced "design-wins" including Dell Computer Corp. (utilizing sound cards incorporating the AU8820 chip), Compaq Computer Corporation (A3D implementation on the Presario line of desktop PCs) and Packard Bell (Europe) (incorporation of A3D into Platinum and Pulsar lines), our technology has begun to appear in market-leading PCs. The AU8820 is currently implemented in sound cards utilized or marketed by Dell Computer Corporation, Turtle Beach Systems, Diamond, Aztech Systems Ltd. and TerraTec Electronic GmbH. These customers, in addition to Compaq, are actively promoting our A3D technology. Our A3D technology is also gaining acceptance from PC game developers, and is currently supported by a number of major game developers including Activision, Lucas Arts, Interplay, GT Interactive, Broderbund, Electronic Arts, Sierra On-Line and Ubi Soft. Many of these developers, as well as PC hardware manufacturers are working with us to support A3D and Aureal brand recognition through use of the Aureal and A3D logos on packages and advertisements.

RESULTS OF OPERATIONS

     Net Sales

     Net sales for the third quarter of 1998 were $7.5 million, compared to $3.4 million in the previous quarter and $0.3 million in the third quarter of 1997. Year-to-date revenues for 1998 of $14.6 million represent the sale of over a million AU8820 chips, the introduction of 8820 sound cards and the new AU8830 chip along with minor revenues from technology licensing.

     With the July 1998 announcement of the strategic alliance between Aureal and Diamond, we commenced audio board sales during the third quarter of the year. This alliance allows us to offer both chip and board level products to customers in the PC market.

     Gross Margin

     Gross margin for the third quarter of 28.5% was a decline from the prior quarter's margin of 41% due to manufacturing variances associated with initial lower yields and higher testing costs in connection with new products. Gross margin percentages in the prior year were significantly higher, although on limited revenues, as the majority of such revenues were technology licensing based. We do not anticipate that license revenues will be a significant portion of overall revenues in the future. We believe that gross margin percentages could vary as future volumes move between chips and cards depending upon market demand.

     Research and Development

     Expenditures for research and development continue to be significant as resources are allocated to create future audio products for both the PC and consumer electronics markets. Spending in this area yields both short-term and long-term product developments - as we look to continue to bring new and improved products to the audio forefront. In the third quarter, expenses increased to $3 million from $2.9 million in the second quarter. Development of new semiconductor products continued to be the focus during the third quarter of the year. In addition, we have continued to increase the staffing in the research and development area, both with employees and some specific project contract work. Year-to-date expenditures in this area increased from $4.9 million in 1997 to $8.5 million in 1998, and have generally increased each quarter over the last two years as development efforts on both software and hardware based technology have expanded. We expect that the level of spending on research and development will fluctuate but do not expect it to decline significantly in absolute dollars in future periods.

     Selling and Marketing

     Selling and marketing expenses for the third quarter of 1998 were $1.5 million, flat with the level of spending in the prior quarter. For the year, expenses increased to $4.5 million in 1998 from $2.6 million in 1997. This increase was primarily attributable to costs, including selling commissions, related to the commencement of AU8820 sales in 1998. Also incurred in 1998 were costs associated with the design and launch of an advertising campaign designed to increase the visibility of A3D to the end-user.

     General and Administrative

     General and administrative expenses for the third quarter were $1.2 million, an increase of $0.4 million from the second quarter and $0.6 million from the prior year's quarter. Year-to-date expenses of $2.9 million were an increase over $1.8 million for 1997. This increase was due mainly to headcount increases and management and financial consulting fees.

     Amortization of Reorganization Asset

     The Reorganization Asset originated pursuant to our valuation upon exit from bankruptcy protection in December 1994, whereby our fair value exceeded our net assets by $44.1 million. The Reorganization Asset value was fully amortized at year-end 1997 (at the rate of $625,000 per fiscal quarter, during 1997).

     Interest Expense

     Interest expense for the third quarter of 1998 and 1997 consisted primarily of interest on the Lines of Credit at the rate of prime plus 3% and 5%, respectively. Interest expense of $2.3 million year-to-date and $.3 million for the quarter compare to prior year's expense of $1.9 million and $.7 million, respectively. During 1997 and 1998 to-date, the Line of Credit has been a major source of working capital for us. Proceeds from the sale of equity capital during that time period were utilized periodically to pay down the balance of the debt.

     With the pay down and elimination of the TCW Line of Credit in June 1998 in connection with the exchange for our Series B Preferred Stock, interest expense declined in the third quarter. The new Credit Facility with Goldman Sachs and Transamerica carries a lower interest rate than the prior line to the extent borrowings are based on eligible accounts receivable borrowing availability.

     Amortization of Debt-Related Warrants

     In August 1997, in conjunction with the expansion and extension of the TCW Line of Credit, we issued warrants to purchase 3.15 million shares of our Common Stock to the lenders. Utilizing the Black-Scholes valuation method, the estimated fair value of the warrants was determined to be $5.0 million. This value was amortized over the estimated life of the Line of Credit at the rate of $0.75 million per quarter. When the Line of Credit was converted in June 1998, the remaining unamortized deferred costs related to the warrants were netted against the outstanding loan balance and eliminated as a reduction of the conversion value of the Series B Preferred shares.

     In connection with the new Credit Facility, we issued warrants to purchase
1.35 million shares of our Common Stock. The fair value of these warrants was estimated utilizing the Black-Scholes valuation method as approximately $1.8 million, and is being amortized over the two-year term of the Credit Facility.

     Other Income

     We recognized other income of $0.4 million and $0.4 million year-to-date in 1998 and 1997, respectively. The income recognized in all quarters shown was primarily due to various receipts and credits resulting from favorable resolutions to previously recorded liabilities.

     Income Taxes

     We were not required to provide income taxes in the first three quarters of either 1998 or 1997 due to our net operating losses. No tax benefit has been recorded for the net operating loss carryforwards due to the uncertainty as to their realizability.

LIQUIDITY AND CAPITAL RESOURCES

     At September 27, 1998, we had working capital of $0.7 million and stockholders' equity of $2.2 million. In quarterly financial statements since 1995, we have generally shown negative working capital amounts and stockholders' deficit amounts. Our current revolving Line of Credit has been classified as a short term asset due to the fact that we are required to use all available cash receipts to repay any outstanding balances. Stockholder equity of $2.2 million is largely the result of the issuance of preferred stock in the first half of 1998, both for cash and in exchange for the $31.5 million Line of Credit balance. These transactions have resulted in significant Paid-in Capital increases, however we continue to maintain a substantial accumulated deficit developed as losses have been recorded over the last three years. We recognized a net loss of $4.1 million in the third quarter of 1998 ($15 million year-to-date) as well as year-to-date direct charges to accumulated deficit of $14 million ($1.9 million in the third quarter) related to dividends and accretion on preferred stock. Of that amount, $10.7 million is a one-time charge related to the difference between the conversion/redemption value of the Series B Preferred Stock ($39.4 million) and the net carrying value of the debt for which it was exchanged ($28.7 million). Other dividends and value accretion related to the Series A, B and C Preferred Stock resulted in an additional charge of $1.9 million in the third quarter and $1.4 million in the second quarter.

     Working capital used to support operating activities was $1.8 million in the third quarter of 1998, an average of $0.6 million per month compared to the $3.2 million per month used during the first two quarters of the year. This decrease was due to the monitization of inventory through increased sales and the decrease in the rate of operating loss per month (also due to increased sales). On a year-to-date basis, we have used $21.0 million of working capital to support operations in 1998, averaging roughly $2.33 million per month. Working capital has been used to finance accounts receivable, inventory and operating losses. We believe that we will move closer to generating cash flow from operations as revenues are expected to grow in subsequent quarters. Such revenue growth is dependent upon our success in promoting both the Vortex semiconductor design and A3D audio technology as valuable components to a PC's audio system. The acceptance of PCI audio (the underlying data-bus technology utilized for both Vortex and A3D) as the standard for the PC is also key to our immediate growth plans. To the extent such PCI acceptance and utilization does not materialize or does not materialize as rapidly as expected, our growth could be significantly impacted.

     Capital expenditures of $1.7 million during the first three quarters of 1998 consisted primarily of hardware and software tools utilized in our research and development activities. Moderate increases in capital expenditures are anticipated during the balance of 1998.

     We are continuing to assess "Year 2000" compliance (as explained in Risk Factors). Based on the information currently available, we do not anticipate that "Year 2000" compliance will have a material effect on our financial statements or on our liquidity. Based on the information we have received from the suppliers of our mission critical software systems, our systems appear to be in compliance, and we have minimal financial exposure. We have initiated formal communication with key suppliers and major customers to obtain "Year 2000" compliance certificates. Should it become apparent that any our key suppliers or customers are not fully "Year 2000" compliant, there can be no assurance that such non-compliance would not have a material adverse effect on our liquidity.

     We believe that the $40 million Credit Facility, of which $3.4 million was drawn as of September 27, 1998, will provide adequate financial resources to sustain business for at least the next year. We may be required to seek additional financing to expand our business, and there can be no assurance that we will be able to generate positive cash flows in the future or to obtain financing on favorable terms, if at all.

RISK FACTORS

     In evaluating our business, certain factors, including those discussed below and those included in documents previously filed with the Securities and Exchange Commission, should be considered in addition to the other information in this Form 10-Q.

     History of Losses and Accumulated Deficit; Expectation of Future Losses

     We emerged from Chapter 11 Reorganization in December 1994. Since that time we have incurred losses, in the aggregate amount of $168 million, from:

o    operating and eliminating our previous retail products business in 1995,

o research and development of our advanced audio technologies business operations in 1996 and 1997 and

o the initial stages of advanced audio products sales in the first three quarters of 1998.

While the majority of our revenues in 1996 and 1997 were generated through technology licensing transactions, we anticipate that the majority of our revenues will come from the sale of audio products in 1998 and future years. There can be no assurance that we will be able to sell significant volumes of our products in the future, and our ability to attain profitability or generate positive cash flows is dependent upon generating these sales.

     New Technologies and Products Developed with New Technologies

     Our success depends on our ability to develop and market new technologies aimed at advancing the level of audio quality in the PC and consumer electronics devices. With respect to the PC market, audio technology is shifting from utilization of the ISA bus to utilization of the more advanced (higher bandwidth) PCI bus. This change enables advanced digital audio functionality including positional 3D audio, streaming audio and higher quality presentation. We can give no assurance that the shift from ISA-based audio to PCI-based audio will occur in a timeframe for us to benefit from our PCI-based products and technologies. As new technologies are developed, there can be no assurance that markets will develop or will develop on a timely basis for us to benefit there from.

     The success of new products depends on a number of factors, including timely completion of product development, market acceptance of our and our customer's new products and our ability to offer new products at competitive prices. Incorporating our new products into our OEM customers' new product designs requires the anticipation of market trends and performance and functionality requirements of OEMs and the production of products that can be available in a timely manner consistent with the OEMs' development and production schedules. A failure in any of these areas could have a material adverse effect on our results of operations.

     Each successive generation of microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing advanced audio functions to an extent that the need or preference for our products could be diminished or eliminated. Conversely, each new generation of technology, including digital audio technology, generally requires increased processing power. In this regard, Intel Corporation has created the MMX functionality with its Pentium line of processors and is promoting the processing power of MMX for data and signal intensive functions such as graphics and audio processing. We believe that advanced audio processing, done in conjunction with either video or graphics processing is best performed with a separate accelerator chip in addition to the host processor. There can be no assurance that the increased capabilities of microprocessors in the future will not adversely affect demand for our products.

     Product Concentration and Expansion of Business Model

     Substantially all of our revenues are related to advanced audio solutions for the PC and consumer electronics markets, and we expect this to continue for the foreseeable future. We are just embarking on an expansion of our semiconductor business model to provide for an increased number of audio related products including audio cards and audio communications combination cards. This expansion may require additional working capital funds to provide for incremental inventory as well as broader marketing programs. Several events could have a material adverse effect on our operating results:

o    the failure of this market to continue to grow,

o any reduction in demand as a result of increased competition in this market,

o    technological change,

o failure by us to introduce new versions of products acceptable to the marketplace or

o    other similar factors

     Competition and Pricing Pressures

     The markets in which we compete are intensely competitive and are characterized by evolving industry standards resulting in relatively short product life cycles, significant pricing and performance improvement pressures, and frequent new product introductions. We expect competition to increase in the future from existing competitors and from other companies that may enter the markets with products that may be less costly or provide higher performance or additional features. We are unable to predict the timing and nature of any such competitive product offerings. In general, product prices in the semiconductor industry have decreased over the life of a particular product. The willingness of prospective customers to design our products into their products depends to a significant extent upon our ability to price our products at levels that are cost-effective for such customers. As the markets for our products mature and competition increases, we anticipate that prices for its products will generally decline over time. If we are unable to reduce our costs sufficiently to offset declines in product prices or are unable to introduce new, higher performance products with higher product prices, our results of operations could be materially adversely affected.

     We anticipate that we will compete for the development of new technologies and for the sale of semiconductor products with a number of companies who have more extensive resources including financial, manufacturing, technical, marketing and distribution. In addition, some of those firms may have greater intellectual property rights, broader product lines and longer-standing relationships with customers than us. Our competitors may also include a number of emerging companies.

     Dependence on Credit Facility

     Because we have not been profitable to date, we have funded our losses through a combination of equity and debt financing. In June 1998, we entered into a Credit Facility with Goldman Sachs and Transamerica, which provides for an aggregate maximum borrowing line of $40 million. Terms of the new Credit Facility provide for up to $32.5 million borrowing availability related to specific accounts receivable, ("Tranche A"), with an additional $7.5 million of availability unrelated to specific collateral requirements ("Tranche B"). The interest rate on this Credit Facility is generally the prime rate plus 3% to 5%. Accordingly, while the Credit Facility provides for working capital, the high cost of servicing any borrowings thereunder could negatively effect our liquidity. While in the past we have failed to comply with certain of the financial covenants of our Credit Facility and have obtained a waiver from Goldman Sachs and Transamerica, there can be no assurance that in future periods we will be able to comply with all of the financial covenants of our Credit Facility or that, should we fail to comply with all of these covenants, we would be able to obtain a waiver of compliance from Goldman Sachs and Transamerica. In the event we were out of compliance and not able to obtain a waiver, we would be in default on our Credit Facility and this could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that the Credit Facility will provide sufficient funding to meet our future needs. In the event we are required to secure additional capital, there can be no assurance that such capital will be available on acceptable terms or at all. Our inability to secure such potential future financing, if necessary, would have a material adverse effect on our business, financial condition and results of operations.

     Factors Inhibiting Takeover

     We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which imposes certain restrictions on the ability of a third party to effect an unsolicited change in control. In addition, our Amended and Restated Certificate of Incorporation does not provide for cumulative voting in the election of directors, and certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws, including the provision which divides the Board of Directors into three separate classes, may have the effect of delaying or preventing changes in control or management.

     Trading in the Non-NASDAQ Over-the-Counter Market; Disclosure Relating to Low Priced Stock

     Our Common Stock trades only on the OTC Bulletin. We do not currently meet the requirements of the NASDAQ National Market or other national stock exchanges. There can be no assurance that we will, in the future, meet such listing requirements or that we will be accepted for trading on any such national exchange.

     Because our Common Stock trades on the Non-NASDAQ Over-the-Counter market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock. In addition, because our securities are not listed on NASDAQ, trading in our Common Stock is also subject to certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, a non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, and severely limit the market liquidity of our Common Stock and the ability of purchasers of our Common Stock to resell such securities in the secondary market.

     Risk of Additional Shares Sold in the Public Market

     Because the holders of the Series A Preferred and Series C Preferred shares may convert such shares into shares of our Common Stock at variable conversion prices, the exact number of shares of Common Stock which we may issue upon conversion of Series A Preferred and Series C Preferred shares is not presently known, and may fluctuate based on the market value of our Common Stock. Because of the variable conversion price feature of the Series A Preferred and Series C Preferred shares, holders of such shares may have incentive to take certain actions, including shorting our Common Stock, to decrease the market price of such Common Stock. Upon a decrease in the market price of our Common Stock, holders of the Series A Preferred and Series C Preferred shares may elect to convert such shares at the variable conversion price and thereby receive a greater number of shares of our Common Stock. Short selling is illegal if used to manipulate the price of a company's securities for profit, and we has no knowledge that any holders of Series A Preferred or Series C Preferred shares intends to take any action which may cause the price of our Common Stock to fall. However, there can be no assurance that holders of our Series A Preferred or Series C Preferred shares will not short our Common Stock or take such other actions, the effect of which may be to drive down the market price of our Common Stock.

     Concentration of Stock Ownership

     Currently, three parties control approximately 75% of our outstanding Common Stock, each of whom control at least 10% individually. There can be no assurance that the liquidity of the market for our Common Stock will be maintained at or increase over its current levels, and the trading price for our Common Stock may be influenced by the volume and liquidity of the market for our Common Stock. Sales of a large percentage of our total outstanding Common Stock may have an adverse effect on its market price.

     Dependence on Foundries

     We are a "fabless" semiconductor firm, and depend on outside manufacturing resources for production of all of our semiconductor products. Currently we utilize two foundries, one domestic and one foreign for production of our existing products. Both of these foundries have indicated to us that they have the manufacturing availability to provide for our planned production of each of its products for the next twelve months; however our production relationship with each foundry is based only upon purchase orders and there is no assurance that either foundry will continue to provide adequate manufacturing capacity to us at our current level of production or any potential increases in production levels. In the event either or both foundries cease to manufacture our semiconductor products, we would have to contract with alternative foundries. There can be no assurance that we would be able to contract with alternative foundries in a timely manner or at all. The failure to do so would have a material adverse effect on our business, financial condition and results of operations.

     The manufacture of semiconductor products is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on silicon wafers, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be non-functional. Many of these yield problems are difficult to diagnose, and potentially time-consuming or expensive to remedy. There can be no assurance that our foundries will not experience irregularities or adverse yield fluctuations in the manufacturing process of our products in the future. This could have a material adverse effect on our business, financial condition and results of operations.

     Dependence on Key Personnel

     Our success depends to a significant extent upon the continued services of key engineering, marketing, sales and management personnel. Our employees may voluntarily terminate their employment with us at any time. We recognize the value of the contributions of each of our employees and have developed compensation programs, including stock option plans for the granting of options to all employees, designed to retain our employees. Competition for such employees is intense, and the loss of the services of such employees could have a material adverse effect on our business, financial condition and results of operations.

     Dependence on Proprietary Technology

     Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patents, trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. There can also be no assurance that such measures will be adequate or safeguard the proprietary technology underlying our products, or that our agreements with employees, consultants and others who participate in the development of our products will not be breached, that we will have adequate remedies for any breach or that our proprietary information or trade secrets will not otherwise become known. Moreover, notwithstanding our efforts to protect its intellectual property, there can be no assurance that competitors will not be able to develop products which are equal or superior to our products without infringing any of our intellectual property rights. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that our means of protecting its intellectual property will be adequate or that our competitors will not independently develop similar technologies or products.

     Although we do not believe that our products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or that any such assertions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant legal costs in defending ourselves which could have a material adverse effect on our business, financial condition or results of operations.

     In February 1998, we were served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation ("Creative"), and its subsidiary, E-MU Systems, Inc., a California corporation ("E-MU") in the U.S. District Court, Northern District of California. The suit alleges that our Vortex AU8820 Digital Audio Processor infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgement. In October of 1998, the court issued its first ruling in this case and denied the Creative motion for an injunction. The court also denied our motion for a preliminary summary judgment and set further hearings for spring of 1999. We believe that the action brought by Creative and E-MU is without merit and will continue to vigorously defend ourselves.

     In the future, litigation may be necessary to resolve the claims asserted by third parties related to infringe or invalidity or to enforce and protect our intellectual property rights. There can be no assurance that we will prevail in any such litigation, and any such litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and results of operations.

     Year 2000 Compliance

     We use a number of computer software programs and operating systems in our internal operations, including applications used in financial systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or even possibly replacement of such applications could be necessary. Given the current information about our systems, it is not anticipated that such "Year 2000" costs will have a material impact upon us. We have requested and obtained information regarding "Year 2000" compliance from the suppliers/providers of all of our mission critical software systems. Based on the information we currently have, all mission critical systems appear to be "Year 2000" compliant. We are currently contacting our major vendors and customers to obtain "Year 2000" compliance certificates. Should it become apparent that any of its key suppliers or customers are not fully "Year 2000" compliant, there can be no assurance that such non-compliance would not have a material adverse effect on our business, financial condition or results of operations.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In February 1998, we were served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation ("Creative"), and its subsidiary, E-MU Systems, Inc., a California corporation ("E-MU") in the U.S. District Court, Northern District of California. The suit alleges that our Vortex AU8820 Digital Audio Processor infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgement. In October of 1998, the court issued its first ruling in this case denying the Creative Technology Ltd. motion for a preliminary injunction. The court also denied our motion for a summary judgment. Further hearings were set for spring of 1999. We believe that the actions brought by Creative and E-MU are without merit and will continue to vigorously defend our position.

     In October 1998, Creative Labs, the U.S. based subsidiary of Creative Technology Ltd., filed a second lawsuit against us. This new lawsuit claims "false advertising" and "unfair business practices". These complaints center primarily on a comparison chart prepared by Aureal and published by third parties on the World Wide Web. We believe that this action is without merit and have commenced a vigorous defense of this action. We have filed a response denying these allegations and filed counterclaims against Creative Labs.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit index at page 22.
     (b)  Reports on Form 8-K:

          On July 8, 1998, we filed a Form 8-K with the Securities and Exchange Commission ("SEC") disclosing the completion of disclosing the sale of $1 million of Aureal Series C Preferred Stock.



                                       SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AUREAL SEMICONDUCTOR INC.

Date:   November 11, 1998              By: /s/ Kenneth A. Kokinakis
                                           -------------------------
                                           Kenneth A. Kokinakis
                                           President and Chief Executive Officer


Date:   November 11, 1998               By: /s/ David J. Domeier
                                            ------------------------
                                            David J. Domeier
                                            Vice President of Finance and
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

10.5              Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan (4)

10.6              Industrial Space Sublease with Chemical Waste Management, Inc. dated September 13,
                  1995 (3)

10.7              Form of Indemnity Agreement for Directors and Officers (6)

10.8              1996 Outside Directors Stock Option Plan (7)

10.9              Manufacturing, Purchase and Distribution Agreement between Diamond Multimedia
                  Systems, Inc. and Aureal dated July 3, 1998 (13)

11.1              Computation of Earnings (Loss) Per Share (See pages 5 and 9)

27.1              Financial Data Schedule (Edgar Only)


(1) Incorporated by reference to the exhibits filed with Form 8-K dated May 22, 1996.
(2) Incorporated by reference to the exhibits filed with Form S-8 (Registration number 333-09531) filed August 2, 1996.
(3) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1994.
(5) Incorporated by reference to the exhibits filed with Form S-3 (Registration number 333-3870) filed June 26, 1996.
(6) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 29, 1996.
(7) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 29, 1996.
(8) Incorporated by reference to the exhibits filed with Form S-3 (As Post-Effective Amendment No. 1, Registration number 333-3870) filed September 12, 1997.
(9) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 28, 1997.
(10) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998.
(11) Incorporated by reference to the exhibits filed with Form 8-K dated June 15, 1998.
(12) Incorporated by reference to the exhibits filed with Form 8-K dated July 8, 1998.
(13) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended June 28, 1998.