Form 10-K405
period 1999-01-03
AUREAL SEMICONDUCTOR INC
filed 1999-04-02
CIK 892433

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

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

                                 (510) 252-4245
                        (REGISTRANT'S TELEPHONE NUMBER)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was approximately $54 million based on the closing bid price of Aureal's common stock as reported on the OTC Bulletin Board. For purposes of this report only, Aureal assumes its affiliates to be its officers, directors, entities associated with officers and directors, and holders (or groups of associated holders) of ten percent or more of the common stock of Aureal. As of March 22, 1999, Aureal had outstanding 65,453,386 shares of common stock, par value $0.001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference to the registrant's definitive proxy statement relating to the annual meeting of stockholders expected to be held on May 19, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AUREAL SEMICONDUCTOR INC.
                             1998 FORM 10-K REPORT

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I
  Item 1.  Business.........................................    1
  Item 2.  Properties.......................................   10
  Item 3.  Legal Proceedings................................   10
  Item 4.  Submission of Matters to a Vote of Security
           Holders..........................................   10

PART II
  Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters......................   11
  Item 6.  Selected Financial Data..........................   11
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............   13
  Item 8.  Financial Statements and Supplementary Data......   26
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............   43

PART III
  Item 10. Directors and Executive Officers of the
           Registrant.......................................   43
  Item 11. Executive Compensation...........................   43
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management...................................   43
  Item 13. Certain Relationships and Related Transactions...   43

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..............................   43

                                     PART I

ITEM 1. BUSINESS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY FORWARD-LOOKING STATEMENTS MADE HEREIN ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. INVESTORS ARE CAUTIONED THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, OUR DEPENDENCE ON THE PERSONAL COMPUTER AND CONSUMER ELECTRONICS INDUSTRIES AND ON PRODUCT LINES BASED ON NEW TECHNOLOGIES; FOUNDRY CAPACITY, AVAILABILITY AND RELIABILITY; COMPETITION AND PRICING PRESSURES; OUR ABILITY TO SECURE ADDITIONAL FINANCING; AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FOR A FURTHER DISCUSSION OF THE RISKS RELATING TO OUR BUSINESS, ALSO SEE THE RISK FACTORS SECTION OF ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

SUMMARY

     Aureal is a market leader in interactive digital entertainment. Interactive digital entertainment includes media forms such as computer games, interactive movies, and 3D web-based entertainment where the audience takes a participatory role, as opposed to traditional, passive entertainment forms such as books, movies, and music. A key component of this market is the field "digital audio imaging". Digital audio imaging is the process of creating a highly realistic audio experience by closely simulating the real-world physics of audio phenomenon.

     We have been a driving force within this field with a series of audio products for the personal computer (PC) and consumer electronics markets. These products are based upon our core A3D technologies. A3D is the leading market brand for digital audio imaging. We believe that digital audio imaging, especially as provided by our products and technologies, will be a key factor in improving the consumer experience in interactive digital entertainment applications. These applications can be delivered through a variety of channels and platforms. Currently, they are delivered primarily via multimedia software on the PC. Increasingly, however, consumers are accessing these applications via the internet and broadband networks using a PC or other device.

     Our goal is to continue to enhance the consumer experience with these entertainment applications by providing digital audio imaging products and content to existing and future digital platforms. These products may take the form of entertainment content, software, semiconductors, peripherals, or multimedia components, and they will be able to leverage advanced digital audio imaging within interactive entertainment applications. In our new products, we will continue to leverage new hardware and software technology advancements from industry leaders such as:

     - Intel Corporation,

     - Microsoft Corporation, and

     - Motorola Inc.

     We have seen success within the PC gaming market which has been one of the largest markets for interactive digital content. We have been able to increase the number of A3D-enabled games through continued evangelism of our technologies to these game producers. This has led to a strong demand for add-in and integrated audio products based on our Vortex audio processors which are necessary to process and play the A3D-enabled game titles. By early 1999, after a little more than a year of sales, we had shipped more than five million A3D-enabled products to our customers.

     We believe that the market for our digital audio imaging products is the fastest growing portion of the PC audio market. We also believe that in the near future, the market for interactive digital entertainment applications accessed over the internet and delivered to PCs and other devices will begin to proliferate. To service this market, we recently entered into a strategic partnership with Flatland Online, Inc., a pioneer in internet 3D content creation, to deliver digital audio imaging-enabled content creation tools to web developers.

     By expanding our digital audio imaging-enabled content beyond the PC gaming market onto the internet, we will increase our potential customer base for current products and open up new avenues of potential product development. We expect to see additional opportunities for content, software, add-in hardware, and multimedia components for the PC and other internet-capable devices.

     Over the past year, we have accomplished a number of significant milestones within both the established PC gaming market and the emerging interactive digital entertainment markets. These include:

     - March 1999, we released our A3D 2.0 software development kit, which enables the creation of interactive 3D audio content, to the general development community. This kit had previously only been available to selected game developers. The demand for CDs and internet downloads of the kit reached into the thousands.

     - Also in March 1999, we announced the formation of a partnership with Flatland Online, Inc. As part of this partnership, we have integrated our A3D 2.0 technology into Flatland's web tools and web browser extension software providing the ability for web designers to include A3D directly into their website.

     - In February 1999, we received Computer Gaming World's prestigious Gaming Hardware of the Year award for our Vortex2 audio processor. This event was significant because it was the first time that the award was presented to an audio hardware company, signifying a shift in industry focus from graphics to audio. Also in February, we began web-based distribution of our A3D Pro sound design software. This marked our first foray into electronic commerce.

     - In January 1999, we began direct sales to systems integrators. This distribution channel accounts for at least one-fifth of worldwide personal computer sales. We also announced an extension of our relationship with Compaq Computer Corporation, in which Compaq agreed to ship our Vortex sound card products in their new Presario 5600 desktop computer products.

     - In December 1998, we announced that Sony Electronics had begun shipping new VAIO Digital Studio desktop computer products incorporating our Vortex1 audio processors.

     - In November 1998, we announced that Dell Computer Corporation had begun shipments of new Dimension desktop computer products incorporating Vortex2-based soundcards.

     - In October 1998, we introduced a significant strategic alliance with Motorola to deliver enhanced communications and audio solutions to the personal computer market and also announced that Packard Bell (Europe) had begun shipments of new Platinum and Pulsar desktop computer products incorporating Vortex-based soundcards.

     - In August 1998, we announced that Diamond Multimedia Systems' new MX300 soundcard would incorporate our Vortex2 audio processor. Since then, the MX300 has won a significant number of industry awards.

     - In July 1998, we announced a significant strategic relationship with Diamond Multimedia Systems to co-develop and market next-generation PC audio solutions.

     - In June 1998, we announced that Compaq Computer Corporation had begun shipments of new Presario desktop computer products incorporating A3D audio technology.

     - In April 1998, we introduced A3D 2.0, the next generation of our A3D technology and began working with a number of top-tier game developers to integrate A3D 2.0 into upcoming products.

     - In February 1998, we announced that Dell Computer Corporation had begun shipments of new Dimension desktop computer products incorporating Vortex-based soundcards.

     Our headquarters are located at 4245 Technology Drive, Fremont, CA 94538 in a leased 36,000 square foot building. In January 1999, we leased an additional 8,000 square feet of office space in the vicinity of our Fremont headquarters to meet the needs of continued expansion. We maintain additional office space in Austin, Texas and Hong Kong.

     As of January 3, 1999, we employed 111 full-time, regular personnel. Of this total, 74 were engaged in engineering functions, 26 were engaged in sales and marketing roles, and 11 were engaged in administrative support. Competition for qualified employees within our industry is intense. We consider our relations with our employees to be good, and none of our employees are represented by a labor union.

     In March 1999, we reached, and our board of directors approved, an agreement with our largest stockholder, Oaktree Capital Management LLC, under which we will offer for sale $20 million of our common stock, at a price of $0.60 per share, under a subscription rights offering. Stockholders of our common stock on the date of record will be offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Oaktree has agreed to purchase any remaining unsubscribed shares of this offering, up to a maximum amount of $20 million. Oaktree has also agreed to convert all of their holdings of our series B preferred stock. In consideration of these commitments by Oaktree, we have agreed to reduce the conversion price of the preferred stock from $2.50 per share to $0.90 per share. Oaktree also recently purchased the majority of the preferred stock previously held by DDJ. These actions will effectively eliminate the majority of our preferred stock and convert it to common stock. Subject to stockholder approval our board of directors has also approved a one for fifteen reverse stock split, an increase in the number of authorized shares reserved under our option plan and a change in our name from Aureal Semiconductor Inc. to Aureal Inc.

INDUSTRY BACKGROUND

     Over the past few years, the PC industry has seen revolutionary advances in the area of 3D graphics technology fueled largely by rapid growth in PC gaming and other forms of interactive digital entertainment. Only recently, however, has the demand for improved audio technology increased. Makers of these applications have been seeking means of differentiating their products within an increasingly competitive marketplace, and many have turned to more realistic audio as a means of accomplishing this.

     Similarly, consumers of these products have come to expect advanced audio features and are demanding better audio quality in the products they purchase. We expect this trend to continue as even more applications for advanced PC audio technologies emerge. We believe the drivers of PC audio technology will include, in addition to gaming, DVD audio, MP3, multimedia products, and internet communications and entertainment content.

     The consumer electronics marketplace is also moving toward significant advancements in audio technologies, especially with regard to home theater applications. Motion picture sound quality has recently seen vast improvements both in the recording and playback processes. In modern movie theaters, surround sound presentations with multiple speakers immerse moviegoers with real-life audio soundtracks, creating a more compelling entertainment experience. Bringing these high-quality features into the home has been a long process, but with the advent of new and more cost-effective technologies, the concept of the "home theater" is becoming more widely accepted among mainstream entertainment consumers.

     Technology advances and cost decreases in home stereo, DVD, wide-screen and digital television, and broadband entertainment television services is leading consumers to invest in high-quality audio/visual components and systems. Over time, television audio has evolved from single in-set speakers, to in-set stereo speakers, to stereo audio connection with home audio equipment, to surround sound home theater set-ups with four or more external speakers strategically placed throughout the viewing environment. This shift in consumer awareness of and demand for high-quality audio entertainment is providing us with new opportunities for our technologies and products.

AUREAL'S STRATEGY

     Our objective is to become the leading provider of advanced digital audio imaging solutions for interactive digital entertainment, regardless of the delivery method or platform. We intend to leverage our experience and presence in the PC gaming market to address the needs of new markets such as the internet consumer electronics. We believe that our efforts within multiple interactive digital entertainment markets are mutually complementary and that by leveraging the successes within one of these markets, we will dramatically increase our chances for success within the others. We are pursuing a focused strategy that includes the following primary elements:

     Strategic Branding: We believe that brand name recognition is an important factor in consumer choices. Accordingly, we are building A3D and Vortex into strong, recognizable brand identities across our products and technologies. By trade-marking and strategically employing brand names including A3D and Vortex, as well as the "Aureal" name itself, we are rapidly building a well-known reputation for high-quality, innovative audio solutions.

     To expand the public's recognition of our brand name, we are ensuring that our customers include appropriate brand identification and positioning on the Aureal based products they sell. We are aggressively evangelizing our technologies to customers and trade and national press with the goal of ensuring public recognition of our brands.

     Product Diversification: By expanding our product lines to include complementary areas of audio, from semiconductors and hardware peripheral products to software and consumer electronics devices, we believe we will be able to pursue numerous opportunities in the expanding markets for audio products. We also believe that diversification of product offerings will enable us to grow more rapidly and allow us to respond to emerging market needs in a timely manner.

     Strategic Partnerships: Through the development of strategic partnerships with key industry influencers, we believe we will be able to strengthen our position within the markets we serve. Relationships with certain key partners will allow us to focus on our strengths while providing us with resources and product offerings that will expand our reach into the world of PC and consumer electronics audio. For example, in July 1998, we announced a strategic partnership with Diamond Multimedia Systems, Inc. to develop and market next-generation audio solutions for the PC marketplace. We produced, and Diamond introduced to the retail marketplace, the award-wining Monster Sound MX300 and Sonic Impact S90 products. This allowed us to expand rapidly into the retail marketplace without the investment in infrastructure necessary to commit to a retail brand strategy. In March of 1999, we announced a new strategic alliance with Flatland to develop and expand 3D applications on the world wide web.

     Channel Development: We believe strongly in growing and expanding distribution and sales channels. In February 1999, we began sales of board-level PC audio products into the systems integrator channel which represents more than a fifth of worldwide PC sales. We believe that creating a strong presence within such channels will lead to continued growth. We are committed to exploring the potential in internet commerce for our current and future products. We also believe it is beneficial to create a community of users who are linked to our evolving products and technologies through the 3D web.

CURRENT PRODUCTS AND TECHNOLOGIES

     We design and manufacture components and complete solutions for audio applications, based on our patented advanced digital audio imaging technologies. Currently, our efforts are centered on four areas of focus: technology products, semiconductor products, board-level products, and advanced software products.

     Technology: A3D is our foundation technology, comprised of algorithms for advanced digital audio imaging. Our A3D technology is based on simulating precise 3D positioning of audio sources within an aural environment. Additionally, the technology provides a number of features for accurately modeling the way sound travels and reacts to objects within that environment.

     Using A3D technology a content developer can simulate a number of sound sources in a 3D environment, accurately positioned around the user, complete with the environmental effects that could be expected within the real world. We have produced a number of tools that allow content developers to easily integrate A3D technology into their own products. In late 1998, we introduced a breakthrough technology, A3D 2.0 featuring wavetracing. Aureal wavetracing is an ambitious technology that translates the geometry of any scene into audio cues as sound waves bounce off and pass through different materials realistically informing the listener of his or her environment and immersing them in the experience.

     Semiconductor Products: Our flagship semiconductor products are the Vortex audio processors. The Vortex family provides computational support for our A3D digital audio imaging technology, and is designed to be integrated into a PCI-based PC audio sub-system. By integrating a Vortex chip into a hardware audio product, manufacturers are able to provide their customers with an optimized platform for experiencing audio rendered by A3D-enabled software applications. Members of the Vortex family include the Vortex AU8808, Vortex AU8810, Vortex1 AU8820, and the Vortex2 AU8830.

     Board-Level Products: In addition to providing audio semiconductors to our customers, we have recently begun manufacturing and distributing complete audio solutions, all featuring Vortex and A3D digital audio imaging technology. By purchasing a board-level product from us, customers are ensured of a complete, fully optimized platform for the rendering of A3D-enabled content. In addition to the board-level products provided to Diamond Multimedia for sale in the retail marketplace, we currently provide three board-level, Vortex-based audio products to our system integration customers:

     - Vortex1 PCI,

     - Vortex2 PCI, and

     - Vortex2 SuperQuad PCI.

     Advanced Software: We directly market and distribute advanced software for the creation of highly-optimized 3D audio content. A3D Pro, our primary software product, enables professional sound designers to apply realistic 3D audio positioning and effects to their content. By employing advanced audio processing algorithms, A3D Pro can pre-render static 3D audio effects for optimal playback on standard stereo audio hardware such as that found in PCs, home stereos, televisions, and even movie theaters.

SALES AND MARKETING

     Our products are sold worldwide through our direct sales force located at our headquarters in Fremont, California, our subsidiary, Aureal Semiconductor Limited, located in Hong Kong, and our representatives located throughout North and South America, Europe and Asia. Our representatives are not subject to minimum purchase requirements and can discontinue marketing any of our products at any time.

     Sales are generally made pursuant to standard purchase orders with product deliveries scheduled upon our receipt of these purchase orders. In addition to purchase orders, we may receive forecasts of future delivery requirements from our customers. These purchase orders and forecasts generally allow our customers to reschedule and cancel deliveries without significant penalties. For these reasons, we believe that this information, while useful for scheduling production, is not a reliable indicator of future revenues.

     We are fully committed to maintaining close, integrated partnerships with our customers through worldwide technical support. We employ our own in-house technical staff for product development and technical support, and for providing support through our representatives. We believe that nurturing these close, supporting relationships with our customers is vital to ensuring customer satisfaction, while at the same time, providing us with important insight into future market and product direction.

     We employ an extensive in-house technical marketing and engineering support staff responsible for ensuring the widespread adoption of our technologies by producers of PC software and other forms of content that may benefit from these technologies. We believe that this is an important marketing function and that it will drive consumer demand for digital audio imaging hardware based on our products.

     Co-marketing and co-publicity programs with our distribution partners are also a vital part of our marketing efforts. Where possible, we attempt to leverage strategic relationships to drive consumer demand for our products and technologies. With our partners and on our own, we carry out marketing and publicity campaigns via a number of communications vehicles including advertising, press releases, events and trade shows, direct mailings, direct contact and the world wide web.

RESEARCH AND DEVELOPMENT

     We expect to continue to invest heavily in research and development efforts. Over the past few years, we have focused research and development on leveraging our expertise in digital audio imaging technologies to develop products for the PC and consumer electronics markets. Currently we are working to expand our product offerings across the range of audio applications in the markets we serve. We are also strongly committed to the continued development and introduction of new technologies that may improve upon, complement and expand our product line. Our strategic partnership with Flatland Online, Inc. is an example of new areas into which our technology can be expanded.

     We intend to continue to provide a comprehensive range of products to our customers. These products range from advanced audio algorithms and software to silicon and board-level audio solutions. We employ state-of-the-art equipment and processes to develop our products, relying on workstation-based design environments, advanced hardware and software simulation and modeling, and a high-level design description language. Regular investments in new advanced hardware and software tools is vital to the continuation of our effective research and development efforts.

     At January 3, 1999, we employed a total of 60 research and development personnel, including those involved in semiconductor design, process development, and software development. In addition, another 14 technical personnel were engaged in product development and engineering support roles. We also contract outside agencies to supplement our research and development staff and enter into cooperative projects with other companies.

     Our technology subsidiary Crystal River Engineering, Inc., has been working to develop true 3D audio for almost 10 years. Patents on certain techniques utilized in optimizing the technology have been granted to us. We have been granted seventeen patents in the U.S., including two in September 1998 relating to our A3D 3D audio processing technology. We expect to continue to actively pursue additional patents for our digital audio imaging technologies.

COMPETITION

     The markets for our products are characterized by evolving industry standards and rapid technological change and product obsolescence. We expect competition to increase in the future from existing and new competitors that may enter our existing or future markets with products that may be less costly or provide higher performance or additional features. Accordingly, our future success is highly dependent upon the successful development and timely deployment of new products at competitive performance levels and prices. The success of new products depends on a number of factors, including timely completion of product development, market acceptance of our new products, and our ability to offer new products at competitive prices.

     The market for PC audio technology supports a number of large and entrenched competitors, including Creative Technology Ltd. and Yamaha of Japan. There are also companies which compete with us in the area of chips only such as:

     - Analog Devices Inc.,

     - Cirrus Logic Inc., and

     - ESS Technology, Inc.

     In the area of 3D audio, a number of companies offer licensing arrangements for 3D audio technologies, including:

     - Qsound Labs Inc.,

     - Spatializer Audio Laboratories Inc. and

     - SRS Labs Inc.

     In addition, Microsoft Corporation has incorporated 3D audio capabilities in its DirectSound technology. Many of these current and potential competitors have substantially greater financial, manufacturing, technical, marketing, distribution, and other resources, greater intellectual property rights, broader product lines, and longer-standing relationships with potential customers than us. Certain of our competitors maintain their own semiconductor foundries and may, therefore, have greater capacity, cost, and technical advantages than us.

     We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including:

     - price;

     - quality and performance of our products and of our competitors' products;

     - timing and success of new multimedia PC standards;

     - development of technological innovations;

     - our ability to obtain adequate foundry capacity and sources of raw materials

     - our efficiency of production;

     - the rate at which our customers design our products into their own products;

     - the number and nature of our competitors within a given market;

     - the assertion of intellectual property rights; and

     - general market and economic conditions.

     The markets for most of the applications of our products are characterized by intense price competition. The willingness of prospective customers to design our products into their own products or distribute our products within distribution channels not covered by us depends to a significant extent upon our ability to price our products at a level that is cost-effective for these customers. As the markets for our products mature and competition increases, we anticipate prices for our products will decline. If we are unable to reduce costs sufficiently to offset declines in product prices or are unable to introduce new, higher-performance products with competitive price points, our operating results could be materially adversely affected. Although we believe that we are competitive with respect to most of these factors, there can be no assurance that we will remain competitive in the future.

     Each successive generation of PC microprocessors has provided increased performance, which could in the future result in a microprocessor capable of performing increasingly complex and specialized functions, including those performed by our own semiconductor components. For example, Intel Corporation has developed MMX-based signal processing capability for use in conjunction with its Pentium microprocessor product line, and is promoting the processing power of the Pentium for data and signal intensive functions including graphics and audio acceleration and other multimedia functions. Although our PC products are designed to be complementary to, and take advantage of, MMX technology, there can be no assurance that the increased capabilities of Intel's microprocessors or competitive microprocessors will not materially adversely affect demand for our products. Additionally, our A3D technologies provide support for and are enabled by Microsoft's DirectSound technology. Any substantial future changes to the DirectSound architecture may affect our ability, and our competitors', abilities to support revised DirectSound features and functionality.

                                   MANAGEMENT

OFFICERS AND DIRECTORS OF AUREAL

     As of January 3, 1999, our officers and directors were as follows:

           NAME               AGE                             POSITION
           ----               ---                             --------
Kenneth A. Kokinakis......    45     President, Chief Executive Officer and Director
David J. Domeier..........    45     Vice President, Finance and Chief Financial Officer
Scott H. Foster...........    45     Chief Technical Officer
Michael L. Hunter.........    39     Vice President, Sales
S. Murty Cheruvu..........    49     Vice President, Manufacturing Operations
Sanjay Iyer...............    42     Vice President, General Manager -- Technology Division
Brendan R. O'Flaherty.....    36     Vice President, General Manager -- Systems Division and
                                     General Counsel
Toni W. Schneider.........    29     Vice President, Advanced Audio Products
Richard E.                    51     Director
  Christopher(1)..........
L. William Krause(1)......    56     Director
D. Richard Masson(2)......    40     Director
Thomas K. Smith, Jr.(2)...    34     Director

---------------
(1) Member of the audit committee.

(2) Member of the compensation committee.

     Mr. Kokinakis was appointed President and Chief Executive Officer effective January 15, 1996 and a Director effective February 7, 1996. Prior to joining us, Mr. Kokinakis served as the Managing Director and Chief Executive Officer of Memec (Asia-Pacific), an electronic component distributor, since January 1991. Prior to 1999, Mr. Kokinakis held various executive sales and marketing positions at Xilinx, Inc. and Microchip Technology Inc.

     Mr. Domeier has served as our Vice President, Finance and Chief Financial Officer since March 1995. During the period of October 1995 to January 1996, Mr. Domeier served as a member of the "Office of the President" for us. Prior to joining us, Mr. Domeier was employed by Safeway Inc. from 1983 through 1994. His most recent positions with Safeway Inc. were Senior Vice President, Re-engineering in 1994 and Senior Vice President, Chief Financial and Administrative Officer of the Northern California Division from 1992 through 1994.

     Mr. Foster joined us as our Chief Technology Officer in May 1996 with the merger of Crystal River Engineering, Inc., and Aureal. Mr. Foster founded Crystal River in 1987 and served as its Chief Executive Officer until the merger.

     Mr. Hunter has served as our Vice President, Sales since March 1995 and Vice President, OEM Sales since January 1995. Prior to joining us, Mr. Hunter served as Vice President of Sales at SCM MicroSystems from October 1993 to January 1995, as Vice President of Sales and Marketing at Criterion Computer form July 1993 to October 1993, and as Senior Vice President of Sales and Marketing at Orchid Technology from October 1988 to June 1993.

     Mr. Cheruvu became Vice President, Manufacturing Operations in May 1997 and has been with us since June 1995 when he joined us as the Director of Semiconductor Project Operations. Prior to joining Aureal, he was Process Manager with Cirrus Logic Inc. for five years and held engineering positions with Samsung Semiconductor and National Semiconductor. He received his Ph.D. in Materials Science from U.C. Berkeley.

     Mr. Iyer was appointed Vice President -- General Manager, Technology Division, in January 1999. Prior to that, Mr. Iyer served as Vice President, PC Products from January 1998 to January 1999. From May 1996 to December 1997, he served as Vice President of Marketing and from September 1995 to May

1996, as Vice President, Technology. Prior to then, Mr. Iyer served as the Director of the Digital VLSI group from May 1994 to September 1995. Mr. Iyer also served as our Director of Graphics Hardware from May 1993 to May 1994. Prior to joining us, Mr. Iyer served as the Director of Graphics Hardware of Pellucid, Inc. from 1991 to May 1993. Prior to joining Pellucid, Mr. Iyer served as Hardware Manager of Silicon Graphics, Inc. from 1989 to 1991.

     Mr. O'Flaherty became the Vice President and General Manager -- Systems Division, and General Counsel in January 1999. In 1998 he served as Vice President, Consumer Electronics and General Counsel. Prior to that he had served as our Vice President, Business Development and General Counsel since May 1994. During the period of October 1995 to January 1996, Mr. O'Flaherty served as a member of Aureal's "Office of the President". Mr. O'Flaherty was a director of Aureal from May 1994 to December 30, 1994. Mr. O'Flaherty joined us as corporate counsel in November 1993. Prior to joining us, he was associated with the law firm of Gray Cary Ware & Freidenrich from September 1989 to November 1993.

     Mr. Schneider became our Vice President, Advanced Audio Products in January 1998. Mr. Schneider joined us in May 1996 through the merger of Aureal and CRE and served as Vice President, Strategic Alliances from May 1996 through December 1997. From 1993 to October 1994, Mr. Schneider served at CRE in a number of capacities including Vice President, Marketing. Prior to joining CRE, he held various engineering positions at Autodesk's Cyberspace Group and VPL Research while working toward a degree in computer science at Stanford University.

     Mr. Masson has served as a director of Aureal since December 30, 1994. Mr. Masson has been a principal of Oaktree since May 1995. Prior to the founding of Oaktree, he was a partner of TCW Special Credits since 1991 and served as a Managing Director and in various other capacities for Trust Company of the West and TCW Asset Management Company ("TAMCO"), wholly-owned subsidiaries of The TCW Group, Inc., since 1988. TCW Special Credits serves as a general partner, trustee and investment advisor to certain limited partnerships, trusts, and accounts invested in the securities and debt obligations of financially distressed companies. Oaktree provides investment sub-advisory services to TAMCO on certain funds and accounts managed by TAMCO. TAMCO is the managing general partner of TCW Special Credits. Mr. Masson also serves as a director of Winship Properties.

     Mr. Christopher has served as a director of Aureal since November 1996. Mr. Christopher is Executive Vice President, Chief Operating Officer, and a director of Triscend Co., a manufacturer of configurable micro controllers. From July 1992 through October 1998, Mr. Christopher was the Vice President of Worldwide Sales for Chips and Technologies Inc., a supplier of advanced graphic controllers and accelerators for notebook computers. Intel Corporation acquired Chips and Technologies Inc. in February 1998. Prior to joining Chips and Technologies Inc., Mr. Christopher spent twelve years at Fujitsu Microelectronics where he became Senior Vice President and General Manager.

     Mr. Krause has served as a director of Aureal since April 1995. Since November 1998, Mr. Krause has been President of LWK Ventures, a private investment company. Mr. Krause was President, Chief Executive Officer and a director of Storm Technology Inc., a provider of computer peripherals and software for digital imaging, from October 1991 until November 1998 when it filed for protection under federal bankruptcy laws. Prior to that, Mr. Krause spent ten years at 3Com Corporation, a manufacturer of networking systems, where he served as President and Chief Executive Officer until he retired in September 1990. Mr. Krause continued as Chairman of the Board for 3Com Corporation until 1993. Mr. Krause currently serves as a director of Sybase, Inc. and Infoseek Corporation.

     Mr. Smith has served as a director of Aureal since December 1994. Mr. Smith is a Senior Vice President of Trust Company of the West, a wholly owned subsidiary of The TCW Group, Inc., which he joined in 1991 as an investment analyst for TCW Special Credits. TCW Special Credits serves as general partner, trustee and investment advisor to certain limited partnerships, trusts, and accounts invested in the securities and debt obligations of financially distressed companies. TAMCO is the managing general partner of TCW Special Credits.

ITEM 2. PROPERTIES

     The majority of our operations are currently located in approximately 36,000 square feet of leased office and warehouse space located in Fremont, California. In January 1999, we leased an additional 8,000 square very near this location. This additional space was secured to accommodate the growth we are currently experiencing. Our rental expense for the original facility was approximately $216,000 for the year ended January 3, 1999. See Note 6 of Notes to Consolidated Financial Statements. The lease on this facility will expire in 1999. We anticipate locating new office space to accommodate the entire Fremont workforce at the expiration of the current lease in 1999. To date, we have not secured a lease on new facilities. If we fail to secure a new lease prior to the expiration of our current lease, our business and operating results may be materially, adversely affected. Additional amounts of office space are also leased in Austin, Texas and in Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

     We have received, and may receive in the future, communications from third parties asserting that our trademarks or products infringe patents, copyrights or proprietary rights of third parties or seeking indemnification against such infringement. The costs of any litigation alleging that we have infringed the proprietary rights of a third party, or damages resulting from such a claim, could be substantial and could materially adversely affect our business, financial condition and results of operations.

     In February 1998, we were served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation, ("Creative") and its subsidiary, E-MU Systems, Inc., a California corporation ("E-MU"). The suit alleges that a portion of our Vortex audio processor infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgement. In October of 1998, the court issued its first ruling in this case denying the Creative motion for a preliminary injunction. The court also denied our motion for a summary judgement. Further hearings were set for summer of 1999 with a trial set for September 1999. We believe that the actions brought by Creative and E-MU are without merit and will continue to vigorously defend our position.

     In October 1998, Creative Labs, the U.S. based subsidiary of Creative., filed a second lawsuit against us. This new lawsuit claims "false advertising" and "unfair business practices". These complaints center primarily on a comparison chart prepared by Aureal and published by third parties on the world wide web. We believe that this action is without merit and have commenced a vigorous defense of this action. We have filed a response denying these allegations and filed counterclaims against Creative Labs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In a special meeting of our stockholders held on December 16, 1998 at our offices, our stockholders were requested to vote on two proposals. Proposal number one was to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. Proposal number two was to approve and ratify an increase of 13,000,000 shares in the maximum number of shares issuable under our 1995 Stock Option Plan, increasing the total number of shares that may be issued under that plan from 12,000,000 to 25,000,000. The results of the votes cast by our stockholders are shown in the table below:

                                                                                     NON-VOTES AND
                                      FOR             AGAINST          ABSTAIN     BROKER NON-VOTES
                               -----------------  ----------------  -------------  -----------------
Proposal 1...................  39,142,607 shares  716,448 shares    28,382 shares  21,406,811 shares
Proposal 2...................  32,498,016 shares  3,072,423 shares  30,583 shares  25,693,226 shares

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Over the last two years our common stock has traded on the Over-The-Counter Bulletin Board. As of March 22, 1999, there were approximately 325 stockholders of record of our common stock. The following table sets forth the range of bid price information for our common stock for the quarterly periods within the past two fiscal years. These over-the-counter bid quotations may not necessarily represent prices at which actual transactions took place.

                        COMMON STOCK                          HIGH      LOW
                        ------------                          -----    -----
FISCAL 1997
First Quarter...............................................  $2.94    $1.75
Second Quarter..............................................   2.69     1.88
Third Quarter...............................................   2.50     1.97
Fourth Quarter..............................................   2.53     1.59
FISCAL 1998
First Quarter...............................................  $3.50    $1.86
Second Quarter..............................................   3.00     1.94
Third Quarter...............................................   2.25     0.56
Fourth Quarter..............................................   0.91     0.41

DIVIDENDS

     We have not paid any cash dividends on our capital stock over the past two years and currently anticipate that we will retain all available funds for use in our business. We do not, therefore, anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below have been audited by Arthur Andersen LLP, independent public accountants and should be read in conjunction with the consolidated financial statements and related notes thereto included in
Item 8 of this Annual Report.

     We emerged from Chapter 11 bankruptcy proceedings on December 30, 1994 and with Our Second Amended Plan of Reorganization, we became a new entity. We adopted fresh start accounting effective December 31, 1994, and as a result, the financial data for periods prior to that date are not considered comparable with financial statements for periods subsequent to December 31, 1994.

     In August 1995, we announced that we were divesting ourselves of our retail multimedia components business to implement a business plan based upon development and sale of software and semiconductor solutions to provide advanced audio for the PC and consumer electronics markets. With this significant change in business, revenues were reduced dramatically in the second half of 1995. During the transition years of 1996 and 1997, we primarily focused on the development of our new technology into product applications and thus revenue levels were not significant. 1998 was the first year in which we shipped products incorporating the new technology in significant volumes.

     In May 1996, we acquired 100% ownership of Crystal River Engineering, Inc., a privately held firm specializing in 3D audio technology development. The acquisition was recorded under the terms of purchase accounting. In conjunction with this acquisition, in 1996, we recorded a write-off of $6.0 million due to recognition that in-process research and development efforts associated with Crystal River Engineering, Inc.'s 3D audio technology had not reached technological feasibility with respect to our product line at the date of the acquisition.

     Given the significant changes to our business noted above, comparability of the information included below between periods is not considered useful. In addition, as we restructured our business in 1995 and began to develop new technologies during 1996, 1997 and 1998, the information shown below should not be utilized toward making any projections of our future revenues or profitability.

                                                           FISCAL YEAR
                                    ----------------------------------------------------------
                                      1998        1997        1996        1995         1994
                                    --------    --------    --------    ---------    ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales.........................  $ 25,328    $  1,640    $  3,485    $  47,747    $ 147,349
Loss from continuing operations...   (18,506)    (17,690)    (17,020)    (103,833)    (157,956)
Loss before extraordinary item....   (18,506)    (17,690)    (17,020)    (103,833)    (166,457)
Extraordinary item, gain on
  discharge of indebtedness.......        --          --          --           --      131,329
                                    --------    --------    --------    ---------    ---------
Net loss..........................  $(18,506)   $(17,690)   $(17,020)   $(103,833)   $ (35,128)
                                    ========    ========    ========    =========    =========
Accretion/dividends related to
  preferred stock.................   (15,518)         --          --           --           --
Net loss attributable to common
  shareholders....................  $(34,024)   $(17,690)   $(17,020)   $(103,833)   $ (35,128)
                                    ========    ========    ========    =========    =========
Basic and diluted earnings (loss)
  per share:
  Continuing operations...........  $  (0.79)   $  (0.44)   $  (0.51)   $   (5.19)   $  (11.40)
  Discontinued operations.........        --          --          --           --        (0.61)
  Extraordinary item..............        --          --          --           --         9.48
                                    --------    --------    --------    ---------    ---------
                                    $  (0.79)   $  (0.44)   $  (0.51)   $   (5.19)   $   (2.53)
                                    ========    ========    ========    =========    =========
Shares used in calculating per
  share amounts...................    43,317      40,398      33,344       20,000       13,859

                                                             YEAR-END
                                    ----------------------------------------------------------
                                      1998        1997        1996        1995         1994
                                    --------    --------    --------    ---------    ---------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficiency)......  $ (3,586)   $   (645)   $ (3,500)   $  (5,725)   $  37,506
          Total assets............    13,638       6,350       4,145        7,761      107,335
Long-term obligations and
  redeemable preferred stock......       889      25,616      15,848       24,289       12,393
          Total liabilities.......    14,946      30,499      19,906       31,594       27,335
Stockholders' equity (deficit)....    (1,308)    (24,149)    (15,761)     (23,833)      80,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE SELECTED FINANCIAL DATA INCLUDED IN ITEM 6 AND THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8 HEREIN.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY FORWARD-LOOKING STATEMENTS MADE HEREIN ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. INVESTORS ARE CAUTIONED THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED, TO OUR DEPENDENCE ON THE PERSONAL COMPUTER AND CONSUMER ELECTRONICS INDUSTRIES AND ON PRODUCT LINES BASED ON NEW TECHNOLOGIES; FOUNDRY CAPACITY, AVAILABILITY AND RELIABILITY; COMPETITION AND PRICING PRESSURES; OUR ABILITY TO SECURE ADDITIONAL FINANCING; AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

OVERVIEW

     During the three-year period reported upon in this annual report, significant changes took place in our business. These changes included:

     - The introduction in 1998 of an expanded line of technology, semiconductor, board-level and software products employing our proprietary A3D technology in OEM, systems integrators and retail channels

     - The sale of $11 million of our preferred stock in March and June 1998

     - The negotiation of $40 million credit facility and conversion of pre-existing line of credit to preferred stock in June 1998

     - A private placement of $3.8 million of our common stock in August 1997

     - The acquisition of Crystal River Engineering, Inc. in May 1996

     - A private placement of $22 million of our common stock from February through June 1996

     These changes, in conjunction with the business and financial reporting changes necessitated by these changes, make it difficult to compare the operating results of the three years reported. While we have included comparative comments on these time periods, the composition of the business differed greatly between 1998, 1997 and 1996. During the transition years of 1996 and 1997, we were primarily focused on the development of our new technology into product applications, and thus, revenue levels were not significant. In 1998, we commenced volume shipments of our products that incorporate the new technology. No assumptions should be made as to future operations based upon amounts or trends indicated by prior years.

     Our objective is to be the provider of interactive entertainment solutions for the PC and consumer electronics marketplaces. Our operating strategy combines the development and sale of audio processing semiconductor chips and cards with the licensing of technology to strategic partners in order to define and develop advanced audio standards in the marketplace.

RESULTS OF OPERATIONS

Fiscal 1998 compared to fiscal 1997

     Net sales

     Net sales for the fiscal year 1998 were $25.3 million compared to $1.6 million in net sales in fiscal 1997. This 1480% increase in sales was the result of the commercial success in the marketplace of our Vortex and Vortex2 products. Annual revenues in 1998 included sales of AU8820 chips, 8820 sound cards, 8830 chips and sound cards and revenues from technology licensing. During the second half of 1998, we began sales of board-level audio solutions through a strategic alliance with a major distributor of video and audio peripherals. This compares to revenues in 1997 mainly attributable to technology licensing.

     Gross margin

     Gross margin for 1998 was 30%. This was an expected decrease from the prior year's 89% gross margin which was based on technology licensing and reflected minimal direct costs of production. During 1998, we introduced numerous products to the market place and we bore the initial testing and production start-up costs of these products. While we anticipate the continuation of revenues from technology licensing agreements, these revenues were not significant in 1998, and we do not anticipate that they will be a significant percentage of our total revenues in the future. We believe that our gross margins could vary depending upon market demand for our various products.

     Research and development

     Expenditures for research and development continue to be significant as resources are allocated to create future audio products for both the PC and consumer electronics markets. Spending in this area yields both short-term and long-term product developments as we continue to bring new and improved products to the audio forefront. Research and development expenses increased from $7.4 million in 1997 to $11.8 million in 1998. We expect research and development to continue to be a significant area of investment for us as we develop new technologies and explore new audio frontiers. We expect that the level of spending on research and development will fluctuate, but we do not expect it to decline significantly in absolute dollars in the future.

     Selling and marketing

     During 1998, we designed and launched an advertising campaign to increase the visibility of our A3D technology to the end-user. Expenditures for this campaign as well as trade show, selling commissions and headcount increases resulted in a 74% increase in selling expenses. While selling and marketing expenses increased in absolute dollar terms from $3.7 million in 1997 to $6.4 million in 1998, they decreased substantially as a percentage of net sales. We expect selling and marketing expenses will continue to increase in absolute dollars in the future.

     General and administrative

     General and administrative expenses for the fiscal year 1998 increased 58% to $3.8 million from $2.4 million in 1997. This increase was the result of increased headcount, management and financial consulting fees and legal fees. We expect that general and administrative expenses will increase in absolute dollar terms over the next several periods due to headcount increases, the costs associated with providing expanded infrastructure for our organization and continuing legal fees.

     Amortization of reorganization asset

     The reorganization asset originated pursuant to our valuation upon exit from bankruptcy protection in December 1994. At that time, our fair value exceeded our net assets by $44.1 million. The reorganization asset value was fully amortized at year-end 1997.

     Interest expense

     Interest expense for the fiscal years 1998 and 1997 was $2.6 million and $2.8 million, respectively. These expenditures consisted primarily of interest on our lines of credit at rates of prime plus 3% and 5%. During 1998 and 1997, these lines of credit have been a major source of working capital for us. Proceeds from the sales of equity capital during these time periods were used to periodically pay down the balance of the debt.

     In June 1998, we paid down and eliminated a line of credit with TCW in connection with the exchange for our series B preferred stock. This resulted in the decline of interest expense during the third and fourth quarters of 1998. Our current credit facility carries a lower interest rate than the prior line to the extent borrowings are based on eligible accounts receivable borrowing availability.

     Amortization of debt-related warrants

     In August 1997, in conjunction with the expansion and extension of our TCW line of credit, we issued warrants to purchase 3.15 million shares of our common stock to the lenders. Using the Black-Scholes valuation method, the estimated fair value of the warrants was determined to be $5.0 million. This value was amortized over the estimated life of the line of credit at the rate of $.75 million per quarter. When the line of credit was converted to preferred stock in June 1998, the remaining unamortized deferred costs related to the warrants were netted against the outstanding loan balance and eliminated as a reduction of the conversion value of the series B preferred shares.

     In connection with our new credit facility with Transamerica and Goldman Sachs, we issued warrants to purchase 1.35 million shares of our common stock. The fair value of these warrants was estimated utilizing the Black-Scholes valuation method as approximately $1.8 million and is being amortized over the two-year term of this credit facility.

     Other income

     We recognized $0.4 million and $0.8 million of other income in 1998 and 1997, respectively. This income was primarily due to various receipts and credits resulting from favorable resolutions to previously recorded liabilities.

     Income taxes

     We were not required to provide for income taxes in either 1998 or 1997 due to our net operating losses. No tax benefit has been recorded for the net operating loss carryforwards due to the uncertainty as to their realizability.

Fiscal 1997 compared to fiscal 1996

     As noted above, 1997 and 1996 were periods where we focused primarily on the development of our new technologies into product applications in both the PC and consumer electronics markets. Revenues in both years were not significant, as volume shipments of our semiconductor devices to customers did not occur until 1998. Our primary goal in 1996 was to generate visibility for and recognition of our technology in the marketplace. For 1997, our goal was to transform that recognition into relationships in which customers designed our semiconductor technology into their own products. Those objectives were achieved as we secured design wins, licensing agreements, PC game developer commitments and other working relationships with many firms in the PC and consumer electronics industries.

     Net sales

     Revenues for 1997 totaled $1.6 million resulting primarily from technology licensing transactions, with approximately 10% coming from semiconductor sales. We entered into 3D audio licensing agreements for our trademarked A3D technology with several companies. Due to the timing of license revenue recognition, 1997 revenues varied from quarter to quarter. 1996 revenues of $3.5 million reflected sales and licensing fees associated with pre-existing audio technology, primarily during the first half of the year. Included in the $3.5 million total was $2.0 million associated with a one-time licensing transaction in January 1996. We did not receive significant revenue relating to this pre-existing technology during 1997.

     Gross margin

     Gross margin for the 1997 fiscal year was $1.5 million, or 89% of sales. We expected future gross margins to decrease significantly as the sale of semiconductor products replaced licensing transactions as the dominant source of revenue. In 1996, we recorded gross margin of 91% of sales, or $3.2 million. This margin reflected the large percentage of net sales represented by licensing transactions. The vast majority of costs related to technology licensing arrangements were recorded as research and development costs over the development period of the technology. Relatively little expense was connected directly with the recognized revenue and relatively high gross margin percentages were produced.

     Research and development

     Costs for research and development in 1997 were $7.4 million, up $1.2 million or 19% over the prior year. The increase was due primarily to costs associated with increased staff levels and reflected our continued emphasis on new product and technology development. In addition to the costs identified as research and development, certain employee and other costs related to creating prototype products for customers to evaluate our semiconductor products, as well as finalization of product specifics for individual customers (product development) were reported as part of sales and marketing expenses in both years presented.

     Sales and marketing

     Sales and marketing expenses were $3.7 million for 1997, compared to $2.2 million for the 1996 fiscal year. These increases included headcount additions as well as costs associated with creating prototype products for customers to evaluate our semiconductor products. Generally, in the case of products for sale to original equipment manufacturers, commonly referred to as OEM's, significant up-front costs are often incurred before the first order for product is ever received. Expenses for people, travel, public relations, marketing and trade shows are a result of the initial effort to introduce our technology during 1996 and to introduce semiconductor products during 1997. The aggregate effort and resulting cost level of sales and marketing expenses was expected to grow in future quarters.

     General and administrative

     General and administrative expenses remained fairly constant over these two years. Expenses were $2.4 million in 1997, compared to $2.6 million in 1996. The cost stability in this area reflected continued cost containment efforts. Additional administrative staffing was not necessary, but was expected to change as our business and sales volumes increased. In 1996, one significant area of expenditure within this category was legal costs associated with preparing, filing and prosecuting numerous patent applications.

     Amortization of reorganization asset

     We exited Chapter 11 bankruptcy protection on December 30, 1994. The reorganization asset originated pursuant to our valuation upon exit from bankruptcy protection whereby our fair value exceeded our net assets by $44.1 million. The reorganization asset initially was amortized over three years at the rate of $3.7 million per fiscal quarter. During the second quarter of 1995 it was determined that a significant portion of the reorganization asset could no longer be assured of recovery and a $30.5 million write-off was recorded (see Restructuring charges below). The remaining reorganization asset value after the write-off was amortized at the rate of $625,000 per fiscal quarter through 1997 and as of December 28, 1997 was completely amortized.

     Restructuring charges

     During 1995, we announced a plan to divest our worldwide retail operations and provide a $61.6 million restructuring provision to reflect a write-down of assets and record the incremental costs of exiting the business. This provision was included as a component of operating expenses for the second and third quarters of 1995 as the details of the process were determined. During 1995 and 1996, substantially all of the identified liabilities related to the restructuring were finalized. As a result, a credit of $804,000 was recorded in the fourth quarter of 1996 reflecting a revision of the original estimated charges.

     Interest expense

     Interest expense of $2.8 million in 1997 and $2.2 million in 1996 consisted primarily of interest on our working capital line of credit with TCW (at the rate of prime plus 5%). In both years, the TCW credit facility was a primary source of working capital.

     Amortization of debt related warrants

     Statement of financial accounting standards No. 123 requires accounting on the basis of estimated fair value for the warrants issued in association with the amendment to the line of credit ("Debt Warrants"), as described in Footnote
5. The fair value of the Debt Warrants was estimated to be $5.0 million. The value of the Debt Warrants is included in both current and long-term assets in the accompanying balance sheets. Amortization of the $5.0 million asset, as additional interest expense over the life of the loan, began in August 1997 at the rate of $0.75 million per quarter.

     Interest income and other income and expenses

     With cash balances at a minimum throughout 1997, interest income was not significant.

     Interest income of $156,000 in 1996 was generated primarily on funds invested temporarily following our receipt of funds from private placements of equity in the first quarter of the year. Terms of the funding transactions placed certain limitations on our ability to use the offering proceeds to reduce the outstanding balance of the TCW credit facility. The invested cash declined during the second and third quarters as it was utilized for ongoing operations costs as well as for the acquisition of Crystal River Engineering.

     Other income for 1997 totaled $812,000, resulting primarily from the favorable resolution of certain matters for which liabilities had been provided in 1996. Also included was a value added tax refund and miscellaneous other receipts. We recognized net other income of $563,000 in 1996 from a number of sources, including receipt of prior year value added tax refunds and other favorable resolutions to previously recorded liabilities, recovery of property loss insurance proceeds and miscellaneous other receipts.

     Income taxes

     Due to our net operating losses in both 1997 and 1996, we were not required to provide for income taxes in either year. No tax benefit has been recorded for the losses due to the uncertainty as to its reliability.

LIQUIDITY AND CAPITAL RESOURCES

     We have recorded operating losses for each of the last three years. Our decision to terminate the prior retail PC upgrade kit business in mid-1995 and concentrate all of our resources on development of audio technologies and semiconductor solutions for the PC and consumer electronics markets led to a period of product development without significant revenues.

     As of January 3, 1999, we had a working capital deficit of $3.6 million and stockholders' deficit of $1.3 million. The $20.5 million net cash used in operations for 1998 was approximately $6.5 million more than was used in 1997, due mainly to an increase in inventories and to the financing of accounts receiveable we experienced as we moved into our first year of product sales. Net cash used for investing in equipment and software tools was about $1.4 million more than in 1997. Financing for these cash outlays was provided by the negotiation of a new line of credit in 1998 and proceeds from the sale of preferred stock. We expect to need additional cash to expand the business and to finance additional inventory and accounts receiveable. It is extremely difficult to estimate with any accuracy the cash flows, and the timing of these cash flows, due to our lack of significant sales and customer payment history. We can make no assurance that we will be able to generate positive cash flows in the future. At January 3, 1999, we were out of compliance with the financial ratio covenants of our line of credit. We have obtained a waiver of these covenants from our lenders and our major stockholder, Oaktree, has expressed its commitment to provide funds to support the cash flow demands of our current 1999 business plan.

     In March 1999, our board of directors approved, an agreement with our largest stockholder, Oaktree, under which we will offer for sale $20 million of our common stock at a price of $0.60 per share under a subscription rights offering. Stockholders of our common stock on the date of record will be offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Oaktree has agreed to purchase any remaining unsubscribed shares of this offering, up to a maximum amount of $20 million. Oaktree has also agreed to convert all of their holdings of our series B preferred stock. In considerations of these commitments by Oaktree, we have agreed to reduce the conversion price of their preferred stock from $2.50 per share to $0.90 per share. Oaktree also recently purchased the majority of the preferred stock position previously held by DDJ. These actions will effectively eliminate the majority of our preferred stock and convert it to common stock.

     Our existing line of credit is a two year $40 million revolving credit facility with Transamerica and Goldman Sachs entered into on June 5, 1998. Terms of this credit facility provide for up to $32.5 million borrowing availability related to specific accounts receivable, referred to as Tranche A, with an additional $7.5 million of availability that is unrelated to specific collateral requirements referred to as Tranche B. Interest on borrowings under the two-year agreement is at the rates of Prime plus 3% on Tranch A borrowings and Prime plus 5% on Tranche B borrowings. We are subject to certain covenant restrictions under the credit facility and have paid a $600,000 fee to the lenders in connection with the initiation of the credit facility.

     At January 3, 1999, our borrowings under this credit facility included $3.8 million of Tranche A borrowings at an interest rate of 10.75% and $0.5 million of Tranche B borrowings at an interest rate of 12.75%. Our unused borrowing availability under Tranch B was $7.0 million. At year-end 1998, our financial ratios were out of compliance with financial covenant requirements for the credit facility; however, at March 22, 1999 we had secured a waiver of non-compliance for these specific covenant requirements.

     Capital expenditures of $2.3 million in 1998 and $0.9 in 1997 consisted primarily of hardware and software tools utilized in our research and development activities. Capital expenditures are anticipated to increase significantly during 1999, to an estimated level of between $3 million and $4 million for the year.

     Disclosure regarding the year 2000

Year 2000 Readiness Disclosure:

     Some computer, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design protocol, some of these systems could fail to operate or fail to produce correct results if the year "00" is interpreted to mean 1900 instead of 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "year 2000 problem."

Assessment:

     The year 2000 problem affects some of the computers, software and other equipment that we use, operate or maintain for our operations. We have developed a year 2000 readiness plan to assess our exposure to the year 2000 problem, implement solutions and develop necessary contingency plants. This plan has been reported to our board of directors and progress is reported to them on a regular basis. To date we have obtained verification and validation from the majority of our independent third party software and hardware suppliers of the year 2000 compliance of their products.

Internal infrastructure:

     Of the systems we are currently using, the components of our mission critical software are year 2000 compliant as are the majority of the software packages we employ as engineering tools. Upon completion of the evaluation and assessment of all of our software packages and hardware, we will commence the process of modifying, upgrading and replacing any systems that have been assessed as adversely affected. We expect to complete this process before the occurrence of any material disruption of our business.

     In addition to computers and software packages, there are office equipment such as fax machines, telephone switches, security systems and other common devices which may be affected by the year 2000 problem. Of these pieces of equipment, we have identified our voice mail system as needing replacement or upgrade and are anticipating that this will be completed by mid-1999.

Products and software programs:

     We have tested our products for year 2000 problems. This testing was completed during the first quarter of 1999. Our engineering staff performed compliance testing on all A3D drivers, utilities and supporting software using testing methods and measurements that specifically addressed potential risks to seamless integration into the year 2000 environment. Our A3D product passed both functional and usage tests without errors due to year 2000 non-compliance.

     We estimate the cost of completing any required modifications, upgrades or replacements of our internal systems to not be significant. All systems that we have tested to date are year 2000 compliant, except for our voice mail system which we expect to upgrade to be compliant by mid-1999. We believe that the systems that we have not tested can be replaced or modified in the normal course of business.

Suppliers:

     We are checking the web sites of third-party suppliers of components used in the manufacture of our products to determine if these suppliers are certifying that the components they provide us are year 2000 compliant. To date, we believe all critical components that we obtain from third party suppliers are year 2000 compliant, except that Microsoft has not indicated that Windows 95 and its office mail programs are year 2000 compliant. We expect that we will be able to resolve any significant year 2000 problems with Microsoft and any other third-party suppliers of components; however, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on our business, operating results and financial condition.

Most likely consequences of year 2000 problems:

     We expect to identify and resolve all year 2000 problems before they materially adversely affect our business operations; however, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we believe that we could experience a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers, and our customers that will divert management's time and attention and financial and human resources from ordinary business activities. We also believe that it is possible that there will be business disputes alleging that we failed to comply with the delivery terms of contracts.

Contingency plans:

     We will develop contingency plans to be implemented if our efforts to correct identifiable year 2000 problems are not effective. Depending on the systems identified as non-compliant, these plans could include: accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software; increased work hours for our personnel; and use of contract personnel to correct on an accelerated schedule any year 2000 problems that arise or to provide manual workarounds for information systems. Our implementation of any of these contingency plans could have a material adverse effect on our business, operating results and financial condition.

Disclaimer:

     The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

RISK FACTORS

     In addition to the other information in this prospectus or incorporated in this prospectus by reference, you should consider carefully the following factors in evaluating Aureal and our business before purchasing the common stock offered by this prospectus:

WE ARE OFFERING OUR CURRENT STOCKHOLDERS SUBSCRIPTION RIGHTS FOR OUR COMMON
STOCK

     We are offering holders of our common stock on the right to subscribe for and purchase up to 33,333,333 shares of our common stock at $0.60 per share. Every stockholder that exercises his subscription rights may also elect to purchase shares that other stockholders have elected not to acquire. In the event that all 33,333,333 shares are not subscribed for by our stockholders, Oaktree has agreed to purchase all remaining shares. If holders of our common stock on the record date elect not to subscribe to the rights offering, their percentage ownership of Aureal will be immediately and substantially diluted by the rights offering. In addition, holders who acquired our stock after the record date and hence are not able to participate in the rights offering, will experience immediate and substantial dilution of their percentage ownership of Aureal.

IF WE ANNOUNCE AND EFFECT A ONE-FOR-FIFTEEN REVERSE STOCK SPLIT, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE

     Our stock price may decline because we have announced our intentions to effect a one-for-fifteen reverse stock split. Many companies that have announced and then effected reverse stock splits have seen their stock price fall, both before and after the reverse split is effected. On March 18, 1999, a special committee of disinterested directors approved a one-for-fifteen reverse split in our common stock. While a reverse stock split does not in any way affect the value of, or your investment in, Aureal, the markets may react negatively to it which will cause our stock price to decline further. We cannot assure you that, as a result of the reverse stock split, our stock price will not decline to a price that is less than fifteen times the price of our stock prior to the reverse stock split.

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE
FUTURE

     We emerged from bankruptcy in December 1994. Since that time, we have recorded an accumulated deficit of $173 million as of January 3, 1999, the end of our fiscal 1998. This deficit is comprised of $157 million of incurred losses and $16 million of accretion and dividends on our preferred stock. We generated the majority of our revenues in 1997 and 1996 through technology licensing transactions. The majority of our revenues in 1998 came from the sale of advanced audio products. We expect that the majority of our future revenues will be derived from the sale of advanced audio products. However, we will not be profitable unless we sell significant volumes of our advanced audio products in the future.

OAKTREE CAPITAL CONTROLS A SUBSTANTIAL AMOUNT OF OUR STOCK AND MAY, THEREFORE, INFLUENCE OUR AFFAIRS

     As of the date of this document, Oaktree Capital owns approximately 59% of our common stock. In addition, Oaktree owns 100% of the outstanding shares of our series B preferred stock, which, upon adjustment of the conversion price to $0.90 per share, will convert into approximately an additional 46.6 million shares of common stock. Oaktree has agreed to convert all of its series B preferred stock at $0.90 per share immediately following the closing of the rights offering. Furthermore, in exchange for our agreement to adjust the conversion price of the series B preferred stock, Oaktree has committed to purchase all shares offered in the rights offering and not otherwise subscribed for by our other stockholders. Oaktree will also have the right to subscribe for
19.7 million shares of our common stock pursuant to the rights offering. Accordingly, Oaktree is, and after the rights offering will be able to, control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

INVESTORS MAY FIND IT DIFFICULT TO TRADE OUR COMMON STOCK ON THE
OVER-THE-COUNTER ELECTRONIC BULLETIN BOARD

     Our common stock trades only on the Over-the-Counter Electronic Bulletin Board. We currently do not meet the requirements for listing on the Nasdaq National Market or any national stock exchange. However, we believe that our common stock will qualify for listing on the Nasdaq National Market after we effect a one-for-fifteen reverse stock split. Because our common stock trades on the Bulletin Board, an investor may find it very difficult to sell or to obtain accurate quotations as to the market value of our common stock. Furthermore, because our common stock is not listed on the Nasdaq National Market, trading in our common stock is also subject to certain rules promulgated by the SEC under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. Generally, a penny stock is any non-Nasdaq National Market listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our common stock meets the definition of a penny stock. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from affecting transactions in our common stock and may limit the ability of purchasers of our common stock to resell our common stock in the secondary market.

WE EXPECT THE AVERAGE SELLING PRICE OF OUR PRODUCTS TO DECREASE WHICH MAY REDUCE GROSS MARGINS AND REVENUES

     Product prices in the audio technology industry generally decrease over the life of a particular product. The willingness of prospective customers to design our products into their products depends to a significant extent upon our ability to price our products at levels that are cost-effective for these customers. As the markets for our products mature and competition increases, we anticipate that prices for our products will decline over time. If we are unable to reduce our costs sufficiently to offset declines in our product prices, or if we are unable to introduce new, higher performance products with higher product prices, our gross margins and revenues will decline.

WE DEPEND ON A CREDIT FACILITY FROM TRANSAMERICA AND GOLDMAN SACHS TO FUND OUR BUSINESS OPERATIONS

     Because we have not been profitable to date, we have had to fund our losses through a combination of equity and debt financings. In June 1998, we entered into a credit facility with the Technology Finance Division of Transamerica Business Credit Corporation and Goldman Sachs Credit Partners LP. This credit facility provides for an aggregate maximum borrowing of $40 million. The interest rate on the credit facility is generally the prime rate plus 3% to 5%. Accordingly, while the credit facility provides us with needed working capital, the high cost of servicing any borrowing under it could negatively affect our liquidity. In addition, the credit facility may not be sufficient to meet our working capital requirements. In the event we must secure capital in addition to the line of credit and the proceeds we receive from this rights offering, there can be no assurance that such capital will be available on acceptable terms or at all.

Our inability to secure such potential future financing, if necessary, would materially adversely affect our business, financial condition and results of operations.

TO COMPETE EFFECTIVELY IN THE AUDIO TECHNOLOGY MARKET, WE NEED TO DEVELOP NEW AUDIO TECHNOLOGIES THAT ARE WIDELY ACCEPTED BY OUR CUSTOMERS

     Our success depends on our ability to develop and market new audio technologies aimed at advancing the level of audio quality in personal computers and consumer electronics devices. To be successful, we must timely develop new products that we can sell at competitive prices to our customers who will design them into their products. In order for our customers to design our advanced audio products into their personal computers and consumer electronic products, we must:

     - anticipate market trends;

     - anticipate the performance and functionality requirements of our current and potential customers;

     - develop and produce products that meet the timing and pricing requirements of our current and potential customers; and

     - produce products that can be available in a timely manner consistent with our current and potential customers' development and production schedules.

     We are expanding our business model to provide for an increased number of audio-related products, including audio cards and audio communications combination cards. We may require additional working capital funds for this expansion to provide for incremental inventory and broader marketing programs. A number of factors may limit the success of our expansion, and each could negatively impact our business and results of operations. These factors include:

     - the failure of the market for advanced audio products to grow;

     - reduced demand for our products as a result of increased competition in this market;

     - unforeseen technological change; and

     - our potential failure to introduce new versions of products that our customers and the market accept.

     A failure to develop new audio technologies that will be accepted by our customers could materially adversely affect our ability to generate revenues.

NEW GENERATIONS OF MICROPROCESSORS AND OTHER NEW TECHNOLOGIES MAY DECREASE DEMAND FOR OUR PRODUCTS

     We also face the risk that new generations of microprocessors that are capable of performing the function of advanced audio products will greatly reduce demand for our products. Each successive generation of microprocessors has provided increased performance, which could, in the future, result in a microprocessor capable of performing advanced audio functions to an extent that diminishes or eliminates the need or preference for our products. In addition, each new generation of technology, including digital audio technology, generally requires increased processing power. The increased capabilities of microprocessors in the future may lower demand for our products which will materially adversely affect our business, financial condition and results of operations.

INTENSE COMPETITION IN THE MARKET FOR AUDIO PRODUCTS AND ADVANCED AUDIO TECHNOLOGIES COULD PREVENT AUREAL FROM INCREASING REVENUE AND PREVENT AUREAL FROM ACHIEVING PROFITABILITY

     The markets for audio products and advanced audio technologies are intensely competitive and are characterized by evolving industry standards that result in:

     - short product life cycles;

     - significant pressure to improve price and performance; and

     - frequent new product introductions.

     We expect competition to increase from existing competitors and from other companies that may enter the markets for advanced audio products with devices that may be less costly or provide higher performance or additional features than the products we currently offer. However, we are unable to predict the timing and nature of any such competitive product offerings.

     In addition, we anticipate that we will compete for the development of new technologies and for the sale of semiconductor products with a number of companies who have more extensive resources, including financial, manufacturing, technical, marketing and distribution. Furthermore, some of these competitors have greater intellectual property rights, broader product lines and longer-standing relationships with their customers than we do. In addition to our established competitors, we may also face competition from a number of emerging companies. To remain competitive, we believe we must, among other things, invest significant resources in developing new products and enhancing our current products and maintaining customer satisfaction. If we fail to do so, our products will not compete favorably with those of our competitors and our revenue could be materially adversely affected.

WE MAY NOT HAVE AN ADEQUATE SUPPLY OF OUR PRODUCTS BECAUSE WE DEPEND ON FOUNDRIES TO PRODUCE OUR PRODUCTS AND OUR PRODUCTS ARE DIFFICULT TO MANUFACTURE

     We do not manufacture our own products, and we depend on outside manufacturing resources for production of all of our products. Currently, we utilize one foreign semiconductor foundry and one contract manufacturer for production of our board-level products. These facilities have indicated to us that they have the manufacturing availability to provide for our planned levels of production of each of our products for the next 12 months; however, our production relationship with them is based only upon purchase orders. Consequently, they may not continue to adequately provide manufacturing capacity to us for our current level of production or any potential increases in our production levels. In the event that they cease to manufacture our products, we would have to contract with alternative facilities. However, we may not be able to timely contract with alternative facilities or to contract with them at all. Such a situation could materially adversely affect our ability to sell products to our customers, which in turn would hurt our financial condition and results of operations.

     The manufacture of semiconductor products is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on wafers, difficulties in the fabrication process and other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer not to function. Many of these problems are difficult to diagnose and potentially time-consuming or expensive to remedy. The foundries that we employ may, in the future, experience irregularities or adverse yield fluctuations in the manufacturing processes of our products. In such event, our business, financial condition and results of operations may be materially adversely affected.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER OF AUREAL

     Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include, among others:

     - the division of the board of directors into three separate classes;

     - the right of the board to elect the director to fill a space created by the expansion of the board;

     - the ability of the board to alter our bylaws; and

     - the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

     Furthermore, because we are incorporated in Delaware, we are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit certain large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless (1) 66 2/3% of the shares of voting stock not owned by this large stockholder approve the merger or combination or (2) the board of directors approves the merger or combination or the transaction which resulted in the large stockholder owning 15% or more of our outstanding voting stock.

WE MAY NOT BE ABLE TO RETAIN OUR KEY ENGINEERING, MARKETING, SALES AND MANAGEMENT PERSONNEL THAT WE NEED TO SUCCESSFULLY MANAGE OUR BUSINESS

     Our success depends to a significant extent upon the continued services of key engineering, marketing, sales and management personnel. Our employees may voluntarily terminate their employment with us at any time. We recognize the value of the contributions of each of our employees, and we have developed compensation programs, including stock programs open to all employees, designed to retain our employees. However, competition for these employees is intense, particularly in Silicon Valley, and the loss of the services of any one of these employees could materially adversely affect our business, financial condition and results of operations.

OUR PRODUCTS EMPLOY PROPRIETARY TECHNOLOGY AND THIS TECHNOLOGY MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES

     Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. Nevertheless, such measures may not be adequate or safeguard the proprietary technology underlying our advanced audio products. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. We also realize that our proprietary information and trade secrets may become known through other means not currently foreseen by us. Moreover, notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. In addition, we may not be able to effectively protect our intellectual property rights in certain countries. Our failure to protect our proprietary technology may materially adversely affect our financial condition and results of operations.

     Although we do not believe that our products infringe the proprietary rights of any third parties, third parties may still assert infringement or invalidity claims, or claims for indemnification resulting from infringement claims, against us. The assertion of these claims could materially adversely affect our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of any claims, we could incur significant costs in defending against these claims. In defending claims of alleged infringement, we could incur significant expenses and waste resources that could have a material adverse affect on our business, financial condition and results of operations.

WE ARE INVOLVED IN LAWSUITS WITH CREATIVE AND E-MU WHICH COULD NEGATIVELY IMPACT OUR BUSINESS

     In February 1998, Creative Technology Ltd. and its subsidiary, E-MU Systems, Inc., served us with a lawsuit for patent infringement that Creative and E-MU filed in the U.S. District Court, Northern District of California. The lawsuit asserts that our original Vortex product infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against alleged continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgment. In August 1998, E-MU and Creative filed a motion for a preliminary injunction with respect to our original Vortex and updated Vortex2 products. In October 1998, the court denied Creative's motion for preliminary injunction. In addition, our motion for summary judgment was also denied. We believe that the actions that Creative and E-MU filed are without merit, and we are vigorously defending against these actions. In December 1998, we filed a lawsuit alleging patent infringement against Creative and E-MU. Aureal believes that Creative and E-MU have infringed on two of their patents, Patent

No. 5,596,644 entitled "Method and Apparatus for Efficient Presentation of Hi-Quality 3-Dimensional Audio" and Patent No. 5,802,180 entitled "Method and Apparatus for Efficient Presentation of 3-Dimensional Audio Including Ambient Effects."

     Additional litigation may be necessary to resolve the claims asserted by Creative and E-MU and to resolve our claims against Creative and E-MU and any other claims asserted in the future to defend against claims of infringement or invalidity or to enforce and protect our intellectual property rights. We cannot assure you that we will prevail in any litigation with either of them. Also, any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations; this could materially adversely affect our business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from producing certain core products. Any of these results could have a material adverse affect on our business, financial condition and results of operations.

THE FAILURE OF OUR KEY SUPPLIERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

     We use a number of computer software programs and operating systems in our internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possible replacement of such source code or applications could be necessary. Given the current information, we currently do not anticipate that such year 2000 costs will have a material impact upon us. We have requested and obtained information regarding year 2000 compliance from suppliers and providers of all of our mission critical software systems. Based on the information we currently have, all mission critical systems appear to be year 2000 compliant. We are currently contacting major vendors and customers to obtain year 2000 compliance certificates. The failure of any of our key suppliers or customers to be year 2000 compliant could have a material adverse effect on our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aureal Semiconductor Inc.:

     We have audited the accompanying consolidated balance sheets of Aureal Semiconductor Inc. (a Delaware corporation) and subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aureal Semiconductor Inc. and subsidiaries as of January 3, 1999 and December 28, 1997, the results of their operations and their cash flows for the each of the three fiscal years in the period ended January 3, 1999, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
March 31, 1999

                           AUREAL SEMICONDUCTOR INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     YEAR-END
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
ASSETS
  Current assets:
     Cash and cash equivalents..............................  $      87    $     135
     Restricted cash........................................          6          109
     Accounts receivable, net of allowance of $289 and $12,
      respectively..........................................      4,781           21
     Inventories............................................      3,916          511
     Deferred fair value of debt related warrants...........        924        3,000
     Prepaid loan fees and other assets.....................        757          462
                                                              ---------    ---------
          Total current assets..............................     10,471        4,238
  Property and equipment:
     Machinery and equipment................................      4,636        3,785
     Furniture, fixtures and improvements...................        639          599
                                                              ---------    ---------
                                                                  5,275        4,384
  Accumulated depreciation and amortization.................     (2,795)      (3,170)
                                                              ---------    ---------
          Net property and equipment........................      2,480        1,214
  Long-term portion of fair value of debt related warrants
     and other assets.......................................        687          898
                                                              ---------    ---------
          Total assets......................................  $  13,638    $   6,350
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
     Line of credit.........................................  $   4,329    $      --
     Accounts payable.......................................      5,966        1,523
     Accrued compensation and benefits......................      1,765        1,115
     Other accrued liabilities..............................      1,061        1,365
     Current portion of pre-petition claims.................        936          880
                                                              ---------    ---------
          Total current liabilities.........................     14,057        4,883
  Line of credit from TCW...................................         --       21,975
  Long-term portion of pre-petition claims and deferred
     obligations............................................        889        3,641
                                                              ---------    ---------
                                                                 14,946       30,499
                                                              ---------    ---------
  Commitments (See Note 6)
  Stockholders' equity (deficit):
     Preferred stock, $.001 par value, Authorized
      shares-5,000,000:
       Series A: Authorized shares-500; 500 issued and 249
        outstanding in 1998 (liquidation preference value of
        $3,277).............................................         --           --
       Series B: Authorized shares -- 60,000; 40,966 issued
        and outstanding in 1998 (liquidation preference
        value of $41,230)...................................         --           --
       Series C: Authorized shares -- 1,500; 600 issued and
        outstanding in 1998 (liquidation preference value of
        $7,774).............................................         --           --
     Additional paid-in capital.............................     51,421           --
     Common stock, $.001 par value:
       Authorized shares -- 200,000,000; Issued and
        outstanding shares -- 47,676,334 in 1998 and
        41,850,205 in 1997..................................         48           42
     Additional paid-in capital.............................    119,790      114,352
     Accumulated deficit....................................   (172,567)    (138,543)
                                                              ---------    ---------
          Total stockholders' equity (deficit)..............     (1,308)     (24,149)
                                                              ---------    ---------
          Total liabilities and stockholders' deficit.......  $  13,638    $   6,350
                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

                           AUREAL SEMICONDUCTOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FISCAL YEAR
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net Sales..................................................  $ 25,328    $  1,640    $  3,485
Cost of Sales..............................................    17,808         181         304
                                                             --------    --------    --------
Gross Margin...............................................     7,520       1,459       3,181
Operating expenses:
  Research and development.................................    11,817       7,425       6,231
  Sales and marketing......................................     6,373       3,662       2,177
  General and administrative...............................     3,820       2,379       2,564
  Amortization of reorganization asset.....................        --       2,500       2,500
  Restructuring charges....................................        --          --        (804)
  Write-off of acquired research and development in
     progress..............................................        --          --       6,013
                                                             --------    --------    --------
          Total operating expenses.........................    22,010      15,966      18,681
                                                             --------    --------    --------
Operating loss.............................................   (14,490)    (14,507)    (15,500)
  Interest expense.........................................    (2,633)     (2,757)     (2,239)
  Amortization of debt related warrants....................    (1,789)     (1,250)         --
  Interest income..........................................        20          12         156
  Other income (expense)...................................       386         812         563
                                                             --------    --------    --------
Loss before income taxes...................................   (18,506)    (17,690)    (17,020)
Provision (benefit) for income taxes.......................        --          --          --
                                                             --------    --------    --------
Net loss...................................................  $(18,506)   $(17,690)   $(17,020)
                                                             ========    ========    ========
Accretion/dividends related to preferred stock.............  $(15,518)         --          --
                                                             ========    ========    ========
Net loss attributable to common shareholders...............  $(34,024)   $(17,690)   $(17,020)
                                                             ========    ========    ========
Basic and diluted loss per share...........................  $  (0.79)   $  (0.44)   $  (0.51)
                                                             ========    ========    ========
Shares used in calculating per share amounts...............    43,317      40,398      33,344
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           AUREAL SEMICONDUCTOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FISCAL YEAR
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net loss...................................................  $(18,506)   $(17,690)   $(17,020)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................     3,273       4,451       3,262
  Restructuring charges....................................        --          --        (804)
  Write-off of acquired research and development in
     process...............................................        --          --       6,013
  Changes in operating assets and liabilities (net of
     assets acquired and liabilities assumed in 1996):
     Restricted cash.......................................       103        (109)        206
     Accounts receivable...................................    (5,049)         42         212
     Inventories...........................................    (3,867)       (437)        178
     Prepaid expenses and other current assets.............      (824)        (59)        722
     Other assets..........................................      (155)        (97)        236
     Accounts payable......................................     4,423         853        (283)
     Accrued compensation and benefits, and other
       liabilities.........................................       151        (890)     (1,729)
                                                             --------    --------    --------
Net cash used in operating activities......................   (20,451)    (13,936)     (9,007)
INVESTING ACTIVITIES
  Payment for acquisition of business, net of cash
     acquired..............................................        --          --      (2,970)
  Purchases of property and equipment......................    (2,320)       (881)       (590)
  Proceeds from disposition of property and equipment......        --           8           3
                                                             --------    --------    --------
Net cash used in investing activities......................    (2,320)       (873)     (3,557)
FINANCING ACTIVITIES
  Proceeds from Lines of Credit............................    40,736      15,540       6,153
  Repayment of Lines of Credit.............................   (26,882)     (3,890)    (15,128)
  Principal payments on pre-petition claims................    (1,945)     (1,020)       (661)
  Proceeds from issuance of preferred stock, net of
     expenses..............................................    10,415       3,820      21,957
  Proceeds from issuance of common stock...................       399         476         239
                                                             --------    --------    --------
Net cash provided by financing activities..................    22,723      14,926      12,560
                                                             --------    --------    --------
Net change in cash and cash equivalents....................       (48)        117          (4)
Cash and cash equivalents at beginning of period...........       135          18          22
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $     87    $    135    $     18
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid............................................  $  3,325    $  2,145    $  2,685
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Valuation of debt related warrants issued................  $  1,848    $  5,000    $     --
  Conversion of line of credit balance to preferred
     stock.................................................    28,366
  Accretion/dividends on preferred stock...................     4,828
  Assumption of stock options in Crystal River Engineering
     acquisition...........................................        --          --       2,838

   The accompanying notes are an integral part of these financial statements.

                           AUREAL SEMICONDUCTOR INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     CONVERTIBLE
                                   PREFERRED STOCK               COMMON STOCK
                                 -------------------   --------------------------------
                                          ADDITIONAL                         ADDITIONAL                 STOCKHOLDER'S
                                           PAID-IN                            PAID-IN     ACCUMULATED      EQUITY
                                 SHARES    CAPITAL       SHARES     AMOUNT    CAPITAL       DEFICIT       (DEFICIT)
                                 ------   ----------   ----------   ------   ----------   -----------   -------------
BALANCE AT DECEMBER 31, 1995...      --    $    --     20,000,000    $20      $ 79,980     $(103,833)     $(23,833)
Issuance of common stock in
  private placement
  transactions.................                        18,888,888     19        21,938                      21,957
Issuance of common stock upon
  exercise of stock options....                           301,907                  239                         239
Value of stock options in CRE
Acquisition....................                                                  2,838                       2,838
Valuation of stock options and
  warrants issued to non-employees...                                               58                          58
Net Loss.......................                                --     --            --       (17,020)      (17,020)
                                 ------    -------     ----------    ---      --------     ---------      --------
BALANCE AT DECEMBER 29, 1996...      --    $    --     39,190,795    $39      $105,053     $(120,853)     $(15,761)
Issuance of common stock and
  warrants in private placement
  transactions.................                         1,910,000      2         3,818                       3,820
Issuance of common stock upon
  exercise of stock options....                           749,410      1           475                         476
Valuation of debt related
  warrants.....................                                                  5,000                       5,000
Valuation of stock options
  issued to non-employees......                                                      6                           6
Net Loss.......................                                --     --            --       (17,690)      (17,690)
                                 ------    -------     ----------    ---      --------     ---------      --------
BALANCE AT DECEMBER 28, 1997...      --    $    --     41,850,205    $42      $114,352     $(138,543)     $(24,149)
Issuance of common stock and
  warrants in private placement
  transactions.................                            70,000                  185                         185
Issuance of common stock upon
  exercise of stock options....                           491,484                  214                         214
Issuance of series A preferred
  stock, net...................     500      4,784                                                           4,784
Issuance of series B preferred
  stock, net...................  39,375     39,056                                           (10,690)       28,366
Issuance of series C preferred
  stock, net...................     600      5,950                                                           5,950
Conversion of preferred stock
  to common stock..............    (251)    (3,197)     5,264,645      6         3,191                          --
Valuation of debt related
  warrants.....................                                                  1,848                       1,848
Accretion/dividends related to
  preferred stock..............   1,591      4,828                                            (4,828)           --
Net Loss.......................                                --     --            --       (18,506)      (18,506)
                                 ------    -------     ----------    ---      --------     ---------      --------
BALANCE AT JANUARY 3, 1999.....  41,815    $51,421     47,676,334    $48      $119,790     $(172,567)     $ (1,308)
                                 ======    =======     ==========    ===      ========     =========      ========

   The accompanying notes are an integral part of these financial statements.

                           AUREAL SEMICONDUCTOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND RECENT EVENTS

     Aureal Semiconductor Inc., together with our subsidiary Crystal River Engineering, Inc. specialize in the design and marketing of audio semiconductor technologies for use in both the PC and consumer electronics markets. Crystal River Engineering, Inc. ("CRE"), founded in 1987 and acquired by us in the second quarter of 1996, has been a pioneer in the development of 3D audio technologies. Aureal Semiconductor, Limited located in Hong Kong was established in the first quarter of 1998 as a sales, technical support and field engineering office. Our business involves the development and sale of audio processing semiconductor chips, and the licensing of technology which is designed to define and develop advanced audio standards in the marketplace. Our stock symbol on the Over-the Counter bulletin board is AURL.

     During March 1998, we completed the sale of $5 million of series A preferred stock. On June 5, 1998, we completed three financing transactions which had the combined effect of increasing our borrowing capacity and providing additional equity. The transactions included the following:

- The sale of $5 million of series C preferred stock to DDJ Capital Management, LLC. Approximately $3.66 million of the offering was used to pay down the outstanding balance on the existing line of credit. The remaining $1.34 million was utilized for working capital purposes.

- The remaining balance of $31.5 million on the existing line of credit was exchanged for 39,375 shares of our series B preferred stock.

- A new $40 million revolving credit facility was established with the Technology Finance division of Transamerica Business Credit Corporation ("Transamerica") and Goldman Sachs Credit Partners LP ("Goldman Sachs").

     In addition to the above financing transactions, on June 26, 1998, we completed the sale of $1 million of our series C preferred stock. The proceeds of the offering were utilized to pay down outstanding borrowings under the credit facility.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation

     The consolidated financial statements include the accounts of Aureal and our wholly-owned subsidiaries. All significant intercompany accounts are eliminated in consolidation. The results of operations for the periods presented are not necessarily indicative of results that may be expected in future periods.

     Our fiscal quarters include thirteen weeks, and the fiscal year ends on the Sunday nearest the calendar year-end. For the years presented, the year ends occurred on January 3, 1999, December 28, 1997 and December 29, 1996.

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

                           AUREAL SEMICONDUCTOR INC.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Cash equivalents and restricted cash

     We consider all investments purchased with an original maturity of three months or less to be cash equivalents. As of year end 1998, restricted cash represented deposits for a flexible spending benefit plan for employees.

     Inventories

     Inventories are stated at the lower-of-cost-or-market value on a weighted-average costing method. We do not consider any inventory to be raw material, since our initial point of purchase is for fabricated silicon wafers. Net inventories at fiscal year end for 1998 and 1997 consist of the following, in thousands:

                                                               1998     1997
                                                              ------    ----
Work-in-process.............................................  $2,460    $243
Finished goods..............................................   1,456     268
                                                              ------    ----
Total inventories...........................................  $3,916    $511
                                                              ======    ====

     Property and equipment

     Property and equipment are stated at cost and depreciated utilizing the straight-line method over their estimated useful lives (one and one-half to five years). Leasehold improvements are amortized utilizing the straight-line method over their estimated useful lives or the term of the lease whichever is shorter. Maintenance and repairs are expensed as incurred.

     Revenue recognition

     Our major sources of revenue consisted of sales of proprietary design, advanced audio semiconductor chips and boards and licensing of related audio technologies. Revenue is recognized upon shipment for product sales. Software licensing revenues are recognized upon shipment of licensed product if a non-cancelable contract has been signed, the fees are fixed and determinable, collection of the recognized fees is probable, and there are no remaining significant obligations.

     Comprehensive income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which we adopted in the first quarter of fiscal 1998. Statement of Financial Accounting Standards No. 130 requires that we disclose all non-owner changes in equity, such as cumulative foreign currency translation adjustments, certain minimum pension liabilities and gains and losses on available-for-sale securities. During the three fiscal years in the period ended January 3, 1999, we had no elements of comprehensive income.

     Concentration of financial instrument risks

     Financial instruments which potentially subject us to concentration of market risk consist primarily of our line of credit. Concentration of market risk on the line of credit is related to changes in the prime lending rate, as our line of credit bears interest rates which fluctuate with changes in the prime lending rate. Our credit risk consists primarily of trade receivables. Some of our trade receivables are the result of sales to foreign companies. We have established an allowance for doubtful accounts based on the credit risks of the business in general.

                           AUREAL SEMICONDUCTOR INC.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Valuation of warrants

     In August 1997, in conjunction with the expansion and extension of the TCW line of credit, we issued warrants to purchase 3.15 million shares of our common stock to the lenders. Utilizing the Black-Scholes valuation method, the estimated fair value of the warrants was determined to be $5.0 million. This value was amortized over the estimated life of the line of credit at the rate of $.75 million per quarter. When the line of credit was converted in June of 1998 to shares of our series B preferred stock, the remaining unamortized deferred costs related to the warrants, along with unamortized prepaid loan fees, were netted against the outstanding loan balance and eliminated as a reduction of the conversion value of the series B preferred shares.

     In connection with the new credit facility, we issued warrants to purchase
1.35 million shares of our common stock. The fair value of these warrants was estimated utilizing the Black-Scholes valuation method as approximately $1.8 million and is being amortized over the two-year term of the credit facility.

     Loss per share

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, which is effective for financial statements for periods ending after December 15, 1997. Statement of Financial Accounting Standards No. 128 requires that the calculation for basic earnings per share exclude the dilutive effect of common stock equivalents in the calculation for basic net income (loss) per share. Diluted earnings per share under Statement of Financial Accounting Standards No. 128, is calculated using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method for outstanding warrants and stock options. Common equivalent shares are excluded from the diluted earnings per share computation only if their effect is anti-dilutive. No common stock equivalents were included in the calculations for any fiscal period presented as, due to the net loss position, any affect would be anti-dilutive.

     Accretion related to the beneficial conversion features of the series A preferred and the series C preferred, the favorable conversion value on conversion of debt to Series B preferred and the dividend/ accretion rate of 8% on all three series of preferred stock totaled $15.5 million during fiscal year 1998. These charges were recorded directly to accumulated deficit and are included as a component of net loss per share attributable to common stockholders.

     Amortization of Intangibles

     We exited from Chapter 11 bankruptcy protection on December 31, 1994, and on that date our reorganization value in excess of our net assets generated a $44.1 million intangible value that was classified as a reorganization asset in our consolidated balance sheet. The reorganization asset consisted primarily of proprietary technology and other intangibles having an estimated useful life of three years. Accordingly, the reorganization asset was amortized on a straight-line basis over three years. The carrying value of the reorganization asset was reviewed during the second quarter of 1995 in light of our revenue and profitability levels and the related decision to divest our retail business. This review suggested that the reorganization asset was impaired, as determined based on our projected cash flows over the remaining amortization period. The cash flow projections anticipated the cost and probable future savings from the restructuring actions, the expected benefit from products and technologies then in the latter stages of development, and availability of existing capital. Consequently, the carrying value of the reorganization asset was reduced during the second quarter of 1995 to $6.2 million in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for

                           AUREAL SEMICONDUCTOR INC.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Long-Lived Assets to be Disposed Of". Amortization of the reorganization asset for 1997 and 1996 was $2.5 million and $2.5 million, respectively, and was included as a component of operating expenses. The reorganization asset was amortized at a rate of $625,000 per quarter through 1997 and as of December 28, 1997 was fully amortized.

     Recently issued accounting standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, major customers and geographic areas. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. We adopted Statement of Financial Accounting Standards 131 in fiscal 1998. We are organized and operate as one business segment designing, developing, manufacturing and marketing proprietary, advanced audio solutions. As a result, the adoption of Statement of Financial Accounting Standards 131 had no impact on our disclosures or financial statements.

 3. ACQUISITION OF CRYSTAL RIVER ENGINEERING, INC.

     During the second quarter of 1996, we acquired 100% ownership of Crystal River Engineering Inc., a privately held firm specializing in the development of 3D audio technologies. The acquisition consideration included purchase of stock for cash totaling approximately $2.9 million, the exchange of stock options valued at $2.8 million and other cash considerations, both current and deferred, totaling approximately $0.6 million. The acquisition was recorded using purchase accounting. All operating results of Crystal River Engineering, Inc. subsequent to the date of acquisition have been included in our consolidated financial statements. The fair value of Crystal River Engineering Inc. assets and liabilities at the date of acquisition were recorded in our consolidated financial statements. As part of the allocation of fair values, we recorded a non-recurring write-off of approximately $6.0 million in the second quarter due to recognition that in-process research and development efforts associated with Crystal River Engineering, Inc's. 3D audio technology had not reached technological feasibility with respect to our product line at the date of acquisition.

     The unaudited pro-forma information assuming the acquisition had taken place at the beginning of the 1996 fiscal year is shown below, in thousands except per share amounts:

                                                             FISCAL
                                                              1996
                                                            --------
Revenues..................................................  $  3,909
Costs and expenses........................................    21,725
                                                            --------
Net loss..................................................  $(17,816)
                                                            ========
Net loss per share........................................  $  (0.53)
                                                            ========

                           AUREAL SEMICONDUCTOR INC.

 4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities as of year-end 1998 and 1997 consist of the following, in thousands:

                                                              1998      1997
                                                             ------    ------
Interest payable...........................................  $   73    $  687
Loan fees..................................................     200        --
Professional fees related to bankruptcy filings............      --       145
Legal......................................................     500       260
Other......................................................     288       273
                                                             ------    ------
                                                             $1,061    $1,365
                                                             ======    ======

 5. CREDIT FACILITY

     On June 5, 1998, in conjunction with the elimination of the previous line of credit, we entered into a two year $40 million revolving credit facility with Transamerica and Goldman Sachs partially secured by our assets. Terms of the new credit facility provide for up to $32.5 million borrowing availability related to specific accounts receivable, referred to as Tranche A, with an additional $7.5 million of availability unrelated to specific collateral requirements, referred to as Tranche B. Interest on borrowings under the two-year agreement is at the rates of prime plus 3% for Tranche A borrowings and prime plus 5% percent for Tranche B borrowings. We are subject to certain covenant restrictions under the credit facility and have paid a $600,000 fee to the lenders in connection with the initiation of the credit facility.

     Also in conjunction with the establishment of the new credit facility, we issued warrants to purchase 1.35 million shares of our common stock to the lenders under the credit facility. These warrants are exercisable at any time over their five-year life at the exercise price of $2.156 per share of common stock.

     At January 3, 1999, our borrowings under this credit facility included $3.8 million of Tranche A borrowings at an interest rate of 10.75% and $0.5 million of Tranche B borrowings at an interest rate of 12.75%. Our unused borrowing availability under Tranche B was $7.0 million. At year-end 1998, our financial ratios were out of compliance with financial covenant requirements for the credit facility; however, at March 22, 1999 we had secured a waiver of non-compliance for these specific covenant requirements.

 6. COMMITMENTS

     Operating leases

     We utilize facilities and certain equipment under non-cancelable operating leases that expire at various dates through the year 2000. Under the terms of the leases, we are generally responsible for taxes, insurance, and normal maintenance costs. Aggregate future minimum annual payments under the operating leases as of January 3, 1999 are as follows, in thousands:

                                                            MINIMUM
                                                           COMMITMENT
                                                           ----------
1999.....................................................     $213
2000 and thereafter......................................       34
                                                              ----
Total minimum lease payments.............................     $247
                                                              ====

     Rent expenses charged to operations totaled $0.2 million for each of the fiscal years 1998, 1997 and 1996.

                           AUREAL SEMICONDUCTOR INC.

 6. COMMITMENTS (CONTINUED)
     Pre-petition claims

     Pursuant to the plan of reorganization under which we exited Chapter 11 bankruptcy protection in 1994, we assumed certain lease claims and administrative tax claims as unsecured debt obligations. These obligations are payable in both monthly and quarterly installments through 2000 and bear interest at 9.0% to 9.3%. Minimum future payment obligations as of January 3, 1999 are as follows, in thousands:

1999........................................................  $1,064
2000........................................................     883
2001 and thereafter.........................................      22
                                                              ------
Total future minimum payments...............................   1,969
  Less amounts representing interest........................    (166)
                                                              ------
Present value of future minimum payments....................   1,803
  Less current portion......................................    (936)
                                                              ------
Long-term portion...........................................  $  867
                                                              ======

Litigation

     We have received, and may receive in the future, communications from third parties asserting that our trademarks or products infringe patents, copyrights or proprietary rights of third parties or seeking indemnification against such infringement. The costs of any litigation alleging that we have infringed the proprietary rights of a third party, or damages resulting from such a claim, could be substantial and could materially adversely affect our business, financial condition and results of operations. We do not believe that any currently known legal matters, including those mentioned below, will result in a settlement which would adversely impact our financial position.

     In February 1998, we were served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation, commonly referred to as Creative, and its subsidiary, E-MU Systems, Inc., a California corporation, commonly referred to as E-MU. The suit alleges that a portion of our Vortex audio processor infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgement. In October of 1998, the court issued its first ruling in this case denying the Creative motion for a preliminary injunction. The court also denied our motion for a summary judgement. Further hearings were set for summer of 1999. We believe that the actions brought by Creative and E-MU are without merit and will continue to vigorously defend our position.

     In October 1998, Creative Labs, the U.S. based subsidiary of Creative, filed a second lawsuit against us. This new lawsuit claims "false advertising" and "unfair business practices". These complaints center primarily on a comparison chart prepared by Aureal and published by third parties on the world wide web. We believe that this action is without merit and have commenced a vigorous defense of this action. We have filed a response denying these allegations and filed counterclaims against Creative Labs.

 7. STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock

     During the first half of 1998, we issued three series of preferred stock. The net proceeds from all the preferred stock issuances were used to reduce our outstanding debt and for working capital purposes. In

                           AUREAL SEMICONDUCTOR INC.

 7. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
March, we issued $5 million of series A preferred stock. The series A preferred shares include rights to convert the preferred stock into shares of our common stock at the lesser of a $2.50 fixed conversion rate or a variable conversion pricing dependent upon the underlying price of the common stock at the time of conversion. The series A preferred shares bear accretion to a redemption value at an 8% annual rate over their three-year term.

     On June 5, 1998, we sold $5 million of series C preferred to DDJ Capital Management, LLC. The terms of the series C preferred are virtually identical to the series A preferred. On June 26, 1998, we sold an additional $1 million of series C preferred to non-affiliates. The terms of the series C preferred stock call for an 8% accretion rate over the three-year term and provide for conversion to our common stock, or redemption, at our option. The series C preferred shares include rights to convert the preferred stock into shares of our common stock at the lesser of a $2.50 fixed conversion rate or a variable conversion pricing dependent upon the underlying price of the common stock at the time of conversion.

     Also on June 5, 1998, we exchanged 39,375 shares of series B preferred for the entire $31.5 million outstanding balance of our line of credit with TCW. The series B preferred bear a face value of $1,000 per share and an 8% annual dividend rate. The dividends may be paid in cash or in additional series B preferred shares, at our option. Dividends of 1,591,000 shares were issued during fiscal 1998 and an additional accrual of $209,000 was accrued for dividends payable at year end. We have the option for redeem the series B preferred stock at its face value at any time during the five-year term. The $10.7 million difference between the fair market value of the series B preferred shares and the net book value of the exchanged debt, less associated unamortized fees, was charged directly to accumulated deficit at the time of the transaction.

     On December 14, 1998, we registered a total of 65,451,586 shares of common stock to cover certain issued but unregistered shares of our common stock, the conversion of the series A, B and C preferred stock and the exercise of the warrants. Although this number covers more shares than the series A, B and C preferred stock were able to convert into as of December 14, 1998, because of the variable conversion price of the series A and C preferred stock, we may have to register additional shares of common stock in the future. As of December 14, 1998, the holders of the series A, B and C preferred stock and the holders of the warrants converted or could have converted their securities into 43,445,949 shares of common stock. Our series A and C preferred stockholders are not entitled to voting privileges. For all three series of preferred stock, any shares of stock remaining at the end of the term will be converted to common stock at that time under the terms of each series offering.

     The series A and C preferred shares each allowed for a beneficial conversion price, relative to the market value of our common stock on the date of issuance of the preferred shares, dependent upon the future fair market value of our common stock in future periods. The value of this conversion feature along with the dividend/accretion of 8% on all three series of preferred stock is shown in the accompanying statement of stockholders' equity (deficit). Additional details of the ownership position of the original preferred stock offerings, as of March 22, 1999, are provided below, in thousands (unaudited):

                     CLASS OF STOCK                       SERIES A    SERIES B    SERIES C
                     --------------                       --------    --------    --------
Original value issued...................................   $5,000     $39,375      $6,000
Remaining stock value outstanding (at original issue
  value)................................................   $   35     $39,375      $1,540
Remaining stock value outstanding held by affiliates (at
  original issue value).................................   $   --     $39,375      $1,000
% outstanding held by affiliates........................        0%        100%         65%

                           AUREAL SEMICONDUCTOR INC.

 7. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
  Private placement of common stock

     On August 6, 1997, we completed a private placement of equity capital, and at the same time increased and extended our previous line of credit. The equity transaction provided proceeds of approximately $3.8 million from the sale of 1.9 million common stock units at a price of $2.00 per unit. Each unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock at a price of $2.00 per share. The participants in this private placement included the TCW Group, Inc., and DDJ Capital Management, LLC. Also occurring on August 6, 1997, a total of 3,150,000 warrants for the purchase of 3,150,000 shares of common stock, at a purchase price of $2.00 per share, were issued to the debt holders of the $31.5 million line of credit. All of the warrants issued in conjunction with the sale of common stock units and the line of credit extension terminate if not exercised prior to August 6, 2001. Net proceeds from the sale of stock were used to pay down the line of credit.

     During the first half of 1996, in three private transactions, we sold a total of 18.9 million shares of common stock for $22 million. The proceeds from the sale of this stock were used for working capital, to pay down the existing TCW credit facility and to partially fund the acquisition of Crystal River Engineering, Inc. All shares sold in these transactions, along with other shares previously acquired by TCW have been registered for potential resale by the holders into the public market via a Form S-3 registration statement declared effective in June 1996 by the Securities and Exchange Commission.

  Stock option plans

     We have three stock option plans under which eligible individuals have been granted options to purchase shares of common stock. In 1994, the board of directors established and stockholders approved the 1994 Stock Option Plan whereby 3,000,000 shares of common stock were reserved for issuance to employees including consultants and directors who are employees. In August 1995, the board of directors established the 1995 Stock Option Plan whereby 1,000,000 additional shares were reserved for future issuance to employees including consultants and directors who are not employees.

     In February 1996, the board of directors, in anticipation of the above noted private placement transactions, approved an increase of the share reserve under the 1995 option plan such that an aggregate 20% of all outstanding shares on a fully diluted basis would be available for issuance under the 1994 option plan and the 1995 option plan, combined. The 1995 option plan was approved by our stockholders at their May 1996 meeting. The 1995 option plan was amended at a special meeting of our stockholders in December 1998. At this meeting the maximum number of shares that may be issued under the plan was increased by 13,000,000 to a total of 25,000,000. Options granted under the 1994 and 1995 option plans are either incentive stock options or non-statutory stock options, as designated by the plan administrator. In November 1996, the board of directors established the 1996 Outside Directors Stock Option Plan whereby 200,000 shares of common stock were reserved for issuance to directors who are not employees. The 1996 outside director option plan was formally approved at the stockholders' meeting in May 1997.

     The 1994 option plan provides that (i) the exercise price of an incentive stock option will be no less than the fair market value of our common stock at the date of grant, and (ii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value, all as determined by the plan administrator. Vesting under the 1994 option plan provides the holder the right to exercise 20% of the shares 180 days after the date of grant, and the remaining 80% at the rate of 1/42 per month over the succeeding 42 months. The plan administrator has the authority to set exercise dates, no longer than ten years from date of grant, or five years for an optionee who meets the 10% criteria, payment terms and other provisions for each grant.

                           AUREAL SEMICONDUCTOR INC.

 7. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
     The 1995 option plan provides that (i) the exercise price of an incentive stock option will be no less than the fair market value of our common stock at the date of grant, and (ii) the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value, all as determined by the plan administrator. Options under the 1995 option plan are generally exercisable immediately, but are subject to repurchase based upon certain criteria established by the plan administrator at the time the option is granted. The plan administrator has the authority to set exercise dates, no longer than ten years from date of grant, or five years for an optionee who meets the 10% criteria, payment terms and other provisions for each grant. Vesting under the 1995 option plan provides the holder the right to exercise 25% of the shares one year after the date of grant, and the remaining 75% at the rate of 2.08% per month over the succeeding 36 months. Any outstanding options terminate 10 years from the date of grant if not exercised previously.

     The 1996 outside directors option plan provides that (i) automatic grants of options for 30,000 shares are made to eligible directors upon appointment or election to the board and incremental grants of options for 5,000 shares are made annually thereafter, and (ii) the exercise prices of the options will be the fair market value of the shares of stock on the date the options are granted. Vesting under the 1996 directors option plan provides the holder the right to exercise 25% of the shares one year after the date of grant, and the remaining 75% at the rate of 2.08% per month over the succeeding 36 months. Any outstanding options terminate 10 years from the date of grant if not exercised previously.

     Activity under the three option plans described above from 1996 through 1998 has been as follows:

                                                            OPTIONS OUTSTANDING
                                       --------------------------------------------------------------
                                        OPTIONS                                          WEIGHTED
                                       AVAILABLE       STOCK       EXERCISE PRICE        AVERAGE
                                       FOR GRANT      OPTIONS        PER SHARE        EXERCISE PRICE
                                       ----------    ----------    --------------    ----------------
BALANCE AT DECEMBER 31, 1995.........     998,553     3,001,447    $0.93 - $1.88          $1.43
Additional share reservation.........   8,567,067
Options granted......................  (4,278,750)    4,278,750    $0.88 - $2.48          $1.38
Options issued in CRE
  Acquisition........................  (2,644,845)    2,644,845    $0.12 - $0.40          $0.28
Options exercised....................                  (301,907)   $0.12 - $1.88          $0.79
Options canceled.....................     410,448      (461,287)   $0.36 - $1.88          $1.60
                                       ----------    ----------
BALANCE AT DECEMBER 29, 1996.........   3,052,473     9,161,848    $0.12 - $2.48          $1.09
Additional share reservation.........     475,566
Options granted......................  (3,002,000)    3,002,000    $1.75 - $2.80          $2.00
Options exercised....................                  (749,410)   $0.12 - $2.00          $0.74
Options canceled.....................     661,186      (661,186)   $0.36 - $2.37          $1.46
                                       ----------    ----------
BALANCE AT DECEMBER 28, 1997.........   1,187,225    10,753,252    $0.12 - $2.80          $1.35
Additional share reservation.........  15,762,763
Options granted......................  (9,626,250)    9,626,250    $0.46 - $3.22          $1.04
Options exercised....................                  (491,484)   $0.12 - $1.81          $0.48
Options canceled.....................   7,430,663    (7,430,663)   $0.36 - $3.22          $1.85
                                       ----------    ----------
BALANCE AT JANUARY 3, 1999...........  14,754,401    12,457,355    $0.12 - $2.48          $0.85
                                       ==========    ==========

     In September 1998, outstanding options for approximately 6.3 million shares granted under our various options plans were regranted at exercise prices equal to the fair market value on the date of the

                           AUREAL SEMICONDUCTOR INC.

 7. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) regrant. The regrant did not effect the vested status of the options; however, the options holders agreed to a six month "blackout" of their ability to exercise the options after the date of the regrant.

     As of January 3, 1999, 12,457,355 options were outstanding, and 12,378,060 options were exercisable at exercise prices ranging from $0.12 to $2.48 per share. Of these shares, 9,876,071 were subject to our buyback provisions which allow us to repurchase the shares at the option exercise price. The weighted average remaining contractual life of the 12,457,355 options outstanding is 7.89 years.

     In addition to the above stock option activity, warrants to purchase 5,645,000 shares were outstanding at January 3, 1999 at prices ranging from $1.62 to $2.50. These warrants will expire by August 6, 2001 if not previously exercised.

     The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" requires increased disclosure of certain calculated value information related to stock options granted to employees and specific accounting treatment for stock-based compensation granted to non-employees. Statement of Financial Accounting Standards No. 123 requires that a fair value be estimated using an option valuation model, such as the Black-Scholes model We adopted Statement of Financial Accounting Standards No. 123 effective for 1996, as required, although under the terms of the statement, continue to account for stock-based compensation for employees under criteria set forth in APB 25. Accordingly, no compensation cost has been recognized related to employee stock option plan activity. The amount recognized for 1998 related to stock options granted to non-employee contractors was not material.

     Statement of Financial Accounting Standards No. 123 requires disclosure of calculated values for a fair value method of accounting for stock-based compensation granted to employees if such accounting under Statement of Financial Accounting Standards No. 123 is not implemented. It should be noted that these valuation calculations are not necessarily indicative of the value of the stock options at the time of grant or any specific time in the future, but rather represent a calculation called for under the provisions of Statement of Financial Accounting Standards No. 123. If we had elected to recognize compensation cost, determined as the fair value of the options at grant date, under the provisions of Statement of Financial Accounting Standards No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                       1998        1997        1996
                                                     --------    --------    --------
Net loss (in thousands)
  As reported......................................  $(18,506)   $(17,690)   $(17,020)
                                                     ========    ========    ========
  Pro forma........................................  $(22,321)   $(20,365)   $(20,439)
                                                     ========    ========    ========
Loss per share (basic and diluted)
  As reported......................................  $  (0.79)   $  (0.44)   $  (0.51)
                                                     ========    ========    ========
  Pro forma........................................  $  (0.87)   $  (0.50)   $  (0.61)
                                                     ========    ========    ========

     For purposes of this disclosure, the fair value of each option granted to employees is estimated on the grant date using the Black-Scholes option pricing model, with the following weighted average assumptions for all years presented:

Expected dividend yield...........................          0%
Expected stock price volatility...................         80%
Risk-free interest rate utilized..................          6%
Expected option life..............................  3.4 years

                           AUREAL SEMICONDUCTOR INC.

 7. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
     The weighted average grant date fair value of options granted during 1998, 1997 and 1996 were estimated as $1.04, $1.55 and $1.09, respectively, utilizing the above assumptions and the estimation process called for under Statement of Financial Accounting Standards No. 123.

8. EMPLOYEE BENEFIT PLAN

     We maintain the Aureal Semiconductor Tax Deferred Savings Plan, commonly referred to as the 401(k) Plan, to provide retirement benefits for eligible employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their gross compensation limited to a statutory maximum. We match employee contributions at the rate of 50%. Our contributions for participants vest over five years based upon the number of years employed. The matching contribution expense was $327,000, $225,000, and $183,000 in 1998, 1997 and
1996, respectively.

 9. INCOME TAXES

     The benefit for income taxes reconciles to the amount calculated by applying the federal statutory rate to loss from continuing operations before provision for income taxes as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Federal tax benefit on loss from continuing
  operations computed at statutory rate.......  $(6,292)   $(6,015)   $(5,787)
Changes in prior year valuation allowance:
  Increase in valuation allowance.............    6,872      5,379      2,396
Non-deductible reorganization expenses........       --        850      2,894
Research credits and other....................     (580)      (214)       497
                                                -------    -------    -------
                                                $    --    $    --    $    --
                                                =======    =======    =======

     Deferred tax assets are comprised of the following:

                                                          1998         1997
                                                        ---------    --------
                                                           (IN THOUSANDS)
Federal net operating loss carryforward...............  $ 104,635    $ 96,967
Temporary differences.................................       (526)        559
Tax credit carryforwards..............................      2,761       2,472
                                                        ---------    --------
                                                          106,870      99,998
                                                        =========    ========
Valuation allowance...................................   (106,870)    (99,998)
                                                        ---------    --------
                                                        $      --    $     --
                                                        =========    ========

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily receivable and inventory allowances and obligations for restructuring and bankruptcy proceedings attributable to our former retail operations.

     At January 3, 1999, we had available net operating loss carryforwards ("NOL's") of approximately $308 million to reduce future taxable income. The NOL's expire on various dates through 2013. In connection with the adoption of fresh start accounting in 1994, any tax benefit resulting from the use of these NOL's or future tax deductible amounts will be reported as a direct addition to stockholders' equity.

                           AUREAL SEMICONDUCTOR INC.

10. INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     1998 was our first year of significant product sales subsequent to our 1995 restructuring. Aureal operates in a single segment which includes three product revenue groups. During 1998, we generated $18 million in revenues from the sale of chips, $6.6 million from the sale of board-level products and $0.7 million from licensing agreements. Almost all of our revenues related to newly developed technologies. Three new customers accounted for approximately 26%, 25% and 22%, respectively, of total 1998 revenues. Approximately 44% of our total product and licensing revenues in 1998 came from foreign customers. Of total revenues in 1998, 26% were from customers in Singapore.

     During 1997, the majority of our revenues resulted from licensing or contract transactions. Essentially all of the revenues related to newly developed technologies, and not to our legacy technologies. Three customers accounted for approximately 15%, 15% and 14% respectively of total 1997 revenues. None of the three customers purchased semiconductor chips from us in 1997. Approximately 28% of 1997 revenues came from sales or licensing transactions with foreign customers.

     Pursuant to our restructuring in mid-1995, revenues after that time through 1996, consisted primarily of audio technology licensing fees related to our legacy technologies, as we focused on the development of a number of new audio semiconductor products. During 1996, two customers accounted for approximately $2.5 million, $2.0 million and $500,000, respectively, or 72% of net sales, through license payments for these legacy audio technologies. Neither of the companies accounted for significant revenues in 1997 or 1998. We discontinued operations in our foreign locations during 1995, however, approximately 10% of our 1996 revenues came from sales to foreign customers.

11. SUBSEQUENT EVENT -- RECAPITALIZATION

     In March 1999, we reached, and our board of directors approved, an agreement with our largest shareholder, Oaktree, under which we will offer for sale $20 million of our common stock under a subscription rights offering. Stockholders of our common stock on the date of record will be offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Oaktree has agreed to purchase any remaining unsubscribed shares of this offering, up to a maximum amount of $20 million. Oaktree has provided Transamerica and Goldman Sachs with certain guarantees to extend their participation under the existing loan agreement until the earlier of the completion of a minimum of $25 million renewed loan agreement or the completion of the rights offering. Oaktree has also agreed to convert all of their holdings of our series B preferred stock to common stock as part of this agreement. In consideration of these commitments by Oaktree, we have agreed to reduce the conversion price of their preferred stock from $2.50 per share to $0.90 per share. Oaktree also recently purchased the majority of the preferred stock position previously held by DDJ. These actions will effectively eliminate the majority of our preferred stock and convert it to common stock.

     At our 1999 annual meeting of stockholders, we are seeking stockholder approval for a one-for-fifteen stock split. At this time, we will also be seeking stockholder approval for an increase in the number of shares for the option plan. These actions have not been reflected in the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We reported no changes in independent accountants, nor disagreements with accountants on accounting and financial disclosure issues during 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information required under this item with respect to our directors, see "Information concerning the board of directors" and "Section 16 (a) beneficial ownership reporting compliance" in our definitive proxy statement relating to the annual meeting of stockholders expected to be held on May 19, 1999 which sections are hereby incorporated by reference.

     For information required under this item with respect to executive officers of ours see "Management" under Item 1.

ITEM 11. EXECUTIVE COMPENSATION

     For information required under this item with respect to executive compensation, see "Executive compensation" in our definitive proxy statement relating to the annual meeting of stockholders expected to be held on May 19, 1999, which sections are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information required under this item with respect to beneficial ownership of our voting securities by each director and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of we, see "Security ownership by certain beneficial owners and management" in our definitive proxy statement relating to the annual meeting of stockholders expected to be held on May 19, 1999 which sections are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information required under this item with respect to certain relationships and related transactions, see "Board compensation" and "Certain relationships and related transactions" in our definitive proxy statement relating to the annual meeting of stockholders expected to be held on May 19, 1999, which sections are hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

     The following financial statements of Aureal Semiconductor Inc. and related notes, together with the report thereon of Arthur Andersen LLP, our independent public accountants, are set forth herein as indicated below.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   26
Audited Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   27
  Consolidated Statements of Operations.....................   28
  Consolidated Statements of Cash Flows.....................   29
  Consolidated Statement of Stockholders' Equity
     (Deficit)..............................................   30
Notes to Consolidated Financial Statements..................   31

(a)(2) Financial Statement Schedules:

     Included in Part IV of this Annual Report is the following schedule:

          Schedule II Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

(a)(3) Exhibits:

    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
    -----------                     -----------------------
        2.1       Agreement and Plan of Reorganization among Aureal, Aureal
                  Acquisition Corporation, a wholly-owned subsidiary of Aureal and Crystal River Engineering, Inc., dated as of May 7,
                  1996(1)
        2.2       Second Amended Joint Plan of Reorganization dated November
                  10, 1994(4)
        3.1       Second Amended and Restated Certificate of Incorporation of
                  Aureal dated May 8, 1996(2)
        3.2       Restated Bylaws of Aureal Semiconductor Inc.(6)
        4.1       Common Stock Purchase Agreement by and among Aureal and
                  certain beneficial owners of 5% or more of Aureal's Common
                  Stock, as amended(3)
        4.2       Common Stock Purchase Agreement by and among Aureal and
                  certain entities and individuals dated June 10, 1996(5)
        4.3       Common Stock Purchase Agreement by and among Aureal and
                  certain entities and individuals dated August 6, 1997(8)
        4.4       Preferred Stock Regulation D Subscription Agreement(10)
        4.5       Certificate of Designation of Series A Preferred Stock of
                  Aureal Semiconductor Inc.(10)
        4.6       Preferred Stock Registration Rights Agreement (Common stock underlying series A preferred stock)(10)
        4.7       Aureal Semiconductor Inc. regulation D Subscription
                  Agreement for Series C Preferred Stock(11)
        4.8       Certificate of Designation of Series C Preferred Stock of
                  Aureal Semiconductor Inc.(11)
        4.9       Registration Rights Agreement ( Common Stock underlying
                  Series C Preferred Stock)(11)
        4.10      Loan and Security Agreement (Goldman and TBCC Credit
                  Facility)(11)
        4.11      Form of Warrant (Goldman and TBCC Warrants)(11)
        4.12      8% Series B Convertible Preferred Stock Purchase
                  Agreement(11)
        4.13      Certificate of Designation of 8% Series B Convertible
                  Preferred Stock for Aureal Semiconductor, Inc.(11)
        4.14      Amendment Number 4 to Registration Rights Agreement(11)
       10.1       Second Amended and Restated Loan Agreement between TCW
                  Special Credits and Aureal dated August 6, 1997 increasing the loan commitment from $20 million to $31.5 million(9)
       10.2       1995 Stock Option Plan(3)
       10.3       Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan(3)
       10.4       1994 Stock Option Plan(4)
       10.5       Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan(4)

    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
    -----------                     -----------------------
       10.6       Industrial space sublease with Chemical Waste Management,
                  Inc. dated September 13, 1995(3)
       10.7       Form of indemnity agreement for directors and officers(6)
       10.8       1996 Outside Directors Stock Option Plan(7)
       23.1       Consent of Arthur Andersen LLP
       27.1       Financial Data Schedule (Edgar Only)

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

 (9) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 28, 1997

(10) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998

(11) Incorporated by reference to the exhibits filed with Form 8-K dated June 15, 1998

(12) Incorporated by reference to the exhibits filed with Form 8-K dated July 8, 1998

(13) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended June 28, 1998

(b) Reports on Form 8-K:

     We filed no reports on Form 8-K during the fourth quarter ended January 3, 1999.

                           AUREAL SEMICONDUCTOR INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND                   END OF
                                                        OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                                                        ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 29, 1996:
  Accounts receivable allowances......................    $2,585        $ --        $2,562        $ 23
YEAR ENDED DECEMBER 28, 1997:
  Accounts receivable allowances......................    $   23        $ --        $   11          12
YEAR ENDED JANUARY 3, 1999:
  Accounts receivable allowances......................    $   12        $277        $   --        $289

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aureal Semiconductor Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 1999.

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Aureal and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
              /s/ KENNETH A. KOKINAKIS                 President, Chief Executive         April 2, 1999
-----------------------------------------------------  Officer and Director
                Kenneth A. Kokinakis

                /s/ DAVID J. DOMEIER                   Vice President, Finance and Chief  April 2, 1999
-----------------------------------------------------  Financial Officer (Principle
                  David J. Domeier                     Accounting Officer)

             /s/ RICHARD E. CHRISTOPHER                Director                           April 2, 1999
-----------------------------------------------------
               Richard E. Christopher

                                                       Director
-----------------------------------------------------
                  L. William Krause

                /s/ D. RICHARD MASSON                  Director                           April 2, 1999
-----------------------------------------------------
                  D. Richard Masson

              /s/ THOMAS K. SMITH, JR.                 Director                           April 2, 1999
-----------------------------------------------------
                Thomas K. Smith, Jr.

                               INDEX TO EXHIBITS

    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
    -----------                     -----------------------
        2.1       Agreement and Plan of Reorganization among Aureal, Aureal
                  Acquisition Corporation, a wholly-owned subsidiary of Aureal and Crystal River Engineering, Inc., dated as of May 7,
                  1996(1)
        2.2       Second Amended Joint Plan of Reorganization dated November
                  10, 1994(4)
        3.1       Second Amended and Restated Certificate of Incorporation of
                  Aureal dated May 8, 1996(2)
        3.2       Restated Bylaws of Aureal Semiconductor Inc.(6)
        4.1       Common Stock Purchase Agreement by and among Aureal and
                  certain beneficial owners of 5% or more of Aureal's Common
                  Stock, as amended(3)
        4.2       Common Stock Purchase Agreement by and among Aureal and
                  certain entities and individuals dated June 10, 1996(5)
        4.3       Common Stock Purchase Agreement by and among Aureal and
                  certain entities and individuals dated August 6, 1997(8)
        4.4       Preferred Stock Regulation D Subscription Agreement(10)
        4.5       Certificate of Designation of Series A Preferred Stock of
                  Aureal Semiconductor Inc.(10)
        4.6       Preferred Stock Registration Rights Agreement (Common stock underlying series A preferred stock)(10)
        4.7       Aureal Semiconductor Inc. regulation D Subscription
                  Agreement for Series C Preferred Stock(11)
        4.8       Certificate of Designation of Series C Preferred Stock of
                  Aureal Semiconductor Inc.(11)
        4.9       Registration Rights Agreement ( Common Stock underlying
                  Series C Preferred Stock)(11)
        4.10      Loan and Security Agreement (Goldman and TBCC Credit
                  Facility)(11)
        4.11      Form of Warrant (Goldman and TBCC Warrants)(11)
        4.12      8% Series B Convertible Preferred Stock Purchase
                  Agreement(11)
        4.13      Certificate of Designation of 8% Series B Convertible
                  Preferred Stock for Aureal Semiconductor, Inc.(11)
        4.14      Amendment Number 4 to Registration Rights Agreement(11)
       10.1       Second Amended and Restated Loan Agreement between TCW
                  Special Credits and Aureal dated August 6, 1997 increasing the loan commitment from $20 million to $31.5 million(9)
       10.2       1995 Stock Option Plan(3)
       10.3       Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan(3)
       10.4       1994 Stock Option Plan(4)
       10.5       Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan(4)
       10.6       Industrial space sublease with Chemical Waste Management,
                  Inc. dated September 13, 1995(3)

    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
    -----------                     -----------------------
       10.7       Form of indemnity agreement for directors and officers(6)
       10.8       1996 Outside Directors Stock Option Plan(7)
       23.1       Consent of Arthur Andersen LLP
       27.1       Financial Data Schedule (Edgar Only)

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

 (9) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 28, 1997

(10) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998

(11) Incorporated by reference to the exhibits filed with Form 8-K dated June 15, 1998

(12) Incorporated by reference to the exhibits filed with Form 8-K dated July 8, 1998

(13) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended June 28, 1998