Form 10-K405/A
period 1999-01-03
AUREAL SEMICONDUCTOR INC
filed 1999-04-16
CIK 892433

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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


     In March 1999, we reached, and our board of directors approved, an agreement with our largest stockholders, those being certain funds and accounts managed by Oaktree Capital Management, LLC, referred to as Oaktree, and by TCW Special Credits, referred to as TCW, under which we will offer for sale $20 million of our common stock, at a price of $0.60 per share, under a subscription rights offering. Stockholders of our common stock on the date of record will be offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Oaktree and TCW, or any combination thereof, have agreed to purchase any remaining unsubscribed shares of this offering, up to a maximum amount of $20 million. In addition, we have also agreed to issue an additional
26.2 million shares of common stock to holders of our series B preferred stock who convert those shares into common stock upon the closing of the rights offering. These additional 26.2 million shares will not be registered but we will grant standard demand and piggyback rights to the holders of those shares. We understand that TCW and Oaktree, holders of all of our Series B preferred stock, intend to convert their shares of Series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. Oaktree recently purchased the majority of the preferred stock previously held by DDJ. These actions will effectively eliminate the majority of our preferred stock and convert it to common stock. Subject to stockholder approval our board of directors has also approved a one for fifteen reverse stock split, an increase in the number of authorized shares reserved under our option plan and a change in our name from Aureal Semiconductor Inc. to Aureal Inc.


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


     In February 1998, we were served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation ("Creative") and its subsidiary, E-MU Systems, Inc., a California corporation ("E-MU"). The suit alleges that a portion of our Vortex audio processor infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-MU. Creative and E-MU seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgement. In October of 1998, the court issued its first ruling in this case denying the Creative motion for a preliminary injunction. The court also denied our motion for a summary judgement. Further hearings were set for summer of 1999 with a trial set for September 1999. We believe that the actions brought by Creative and E-MU are without merit and will continue to vigorously defend our position.



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


     In March 1999, our board of directors approved, an agreement with our largest stockholders, Oaktree and TCW, under which we will offer for sale $20 million of our common stock at a price of $0.60 per share under a subscription rights offering. Stockholders of our common stock on the date of record will be offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Oaktree and TCW, or any combination thereof, have agreed to purchase any remaining unsubscribed shares of this offering, up to a maximum amount of $20 million. We have also agreed to issue an additional 26.2 million shares of common stock to holders of our series B preferred stock who convert their shares into common stock upon the closing of the rights offering. These additional 26.2 million shares will not be registered, but we will grant standard demand and piggyback rights to the holders of those shares. We understand that TCW and Oaktree, holders of all of our series B preferred stock, intend to convert their shares of series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. Oaktree also recently purchased the majority of the preferred stock position previously held by DDJ. These actions will effectively eliminate the majority of our preferred stock and convert it to common stock.


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

WE ARE OFFERING OUR CURRENT STOCKHOLDERS SUBSCRIPTION RIGHTS FOR OUR COMMON
STOCK


     We are offering holders of our common stock on the right to subscribe for and purchase up to an aggregate 33,333,333 shares of our common stock at $0.60 per share. Every stockholder that exercises his subscription rights may also elect to purchase shares that other stockholders have elected not to acquire. In the event that all 33,333,333 shares are not subscribed for by our stockholders, Oaktree and TCW, or any combination thereof, have agreed to purchase all remaining shares. If holders of our common stock on the record date elect not to subscribe to the rights offering, their percentage ownership of Aureal will be immediately and substantially diluted by the rights offering. In addition, holders who acquired our stock after the record date and hence are not able to participate in the rights offering, will experience immediate and substantial dilution of their percentage ownership of Aureal.


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


A DIRECTOR OF AUREAL HAS VOTING CONTROL OVER A SUBSTANTIAL AMOUNT OF OUR STOCK AND MAY, THEREFORE, INFLUENCE OUR AFFAIRS



     As of March 22, 1999, Richard Masson, a director of Aureal, is deemed to have voting control over approximately 59% of our common stock as a result of his affiliations with Oaktree and TCW. As a result of the amount of our stock deemed to be under the stockholder voting control of Mr. Masson, Mr. Masson may directly and indirectly influence the affairs of Aureal requiring stockholders' approval. Oaktree and TCW also own 100% of the outstanding shares of our series B preferred stock, which, upon the closing of our rights offering, will convert into approximately 20.5 million shares of our common stock. In addition, we have agreed to issue an additional 26.2 million shares of our common stock to Oaktree and TCW upon their conversion of our series B preferred stock on the closing of the rights offering. In connection with the rights offering, Oaktree and TCW have the right to subscribe for an aggregate of 19.7 million shares of our common stock. Accordingly, Mr. Masson can be deemed to be, and after the rights offering will be able to, control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.


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


     We do not manufacture our own products, and we depend on outside manufacturing resources for production of all of our products. Currently, we utilize one foreign semiconductor foundry for production of the majority of our existing products. The foundry has indicated to us that it has the manufacturing availability to provide for our planned levels of production of each of our products for the next 12 months; however, our production relationship with the foundry is based only upon purchase orders. Consequently, the foundry may not continue to adequately provide manufacturing capacity to us for our current level of production or any potential increases in our production levels. In the event that the foundry ceases to manufacture our products, we would have to contract with alternative foundries. However, we may not be able to timely contract with alternative foundries or to contract with them at all. Such a situation could materially adversely affect our ability to sell products to our customers, which in turn would hurt our financial condition and results of operations.


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


     Also on June 5, 1998, we exchanged 39,375 shares of series B preferred for the entire $31.5 million outstanding balance of our line of credit with TCW. The series B preferred bear a face value of $1,000 per share and an 8% annual dividend rate. The dividends may be paid in cash or in additional series B preferred shares, at our option. Dividends of 1,591 shares were issued during fiscal 1998 and an additional accrual of $209,000 was accrued for dividends payable at year end. We have the option for redeem the series B preferred stock at its face value at any time during the five-year term. The $10.7 million difference between the fair market value of the series B preferred shares and the net book value of the exchanged debt, less associated unamortized fees, was charged directly to accumulated deficit at the time of the transaction.


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

11. SUBSEQUENT EVENT -- RECAPITALIZATION


     In March 1999, we reached, and our board of directors approved, an agreement with our largest shareholders, Oaktree and TCW, under which we will offer for sale $20 million of our common stock under a subscription rights offering. Stockholders of our common stock on the date of record will be offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Oaktree and TCW, or any combination thereof, have agreed to purchase any remaining unsubscribed shares of this offering, up to a maximum amount of $20 million. Oaktree and TCW have provided Transamerica and Goldman Sachs with certain guarantees to extend their participation under the existing loan agreement until the earlier of the completion of a minimum of $25 million renewed loan agreement or the completion of the rights offering. In addition, we have also agreed to issue an additional 26.2 million shares of common stock to holders of our series B preferred stock who convert those shares into common stock upon the closing of the rights offering. These additional 26.2 million shares will not be registered but we will grant standard demand and piggyback rights to the holders of those shares. We understand that TCW and Oaktree, holders of all of our series B preferred stock, intend to convert their shares of series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. Oaktree recently purchased the majority of the preferred stock position previously held by DDJ. These actions will effectively eliminate the majority of our preferred stock and convert it to common stock.


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

(a)(3) Exhibits:


    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
    -----------                     -----------------------
        2.1       Agreement and Plan of Reorganization among Aureal, Aureal
                  Acquisition Corporation, a wholly-owned subsidiary of Aureal and Crystal River Engineering, Inc., dated as of May 7,
                  1996(1)
        2.2       Second Amended Joint Plan of Reorganization dated November
                  10, 1994(4)
        3.1       Second Amended and Restated Certificate of Incorporation of
                  Aureal dated May 8, 1996(2)
        3.2       Restated Bylaws of Aureal Semiconductor Inc.(6)
        4.1       Common Stock Purchase Agreement by and among Aureal and
                  certain beneficial owners of 5% or more of Aureal's Common
                  Stock, as amended(3)
        4.2       Common Stock Purchase Agreement by and among Aureal and
                  certain entities and individuals dated June 10, 1996(5)
        4.3       Common Stock Purchase Agreement by and among Aureal and
                  certain entities and individuals dated August 6, 1997(8)
        4.4       Preferred Stock Regulation D Subscription Agreement(10)
        4.5       Certificate of Designation of Series A Preferred Stock of
                  Aureal Semiconductor Inc.(10)
        4.6       Preferred Stock Registration Rights Agreement (Common stock underlying series A preferred stock)(10)
        4.7       Aureal Semiconductor Inc. regulation D Subscription
                  Agreement for Series C Preferred Stock(11)
        4.8       Certificate of Designation of Series C Preferred Stock of
                  Aureal Semiconductor Inc.(11)
        4.9       Registration Rights Agreement ( Common Stock underlying
                  Series C Preferred Stock)(11)
        4.10      Loan and Security Agreement (Goldman and TBCC Credit
                  Facility)(11)
        4.11      Form of Warrant (Goldman and TBCC Warrants)(11)
        4.12      8% Series B Convertible Preferred Stock Purchase
                  Agreement(11)
        4.13      Certificate of Designation of 8% Series B Convertible
                  Preferred Stock for Aureal Semiconductor, Inc.(11)
        4.14      Amendment Number 4 to Registration Rights Agreement(11)
        4.15      Form of Subscription Agreement(14)
        4.16      Form of Instructions to Stockholders(14)
        4.17      Form of Letter to Common Stockholders (Record)(14)
        4.18      Form of Letter to Banks and Brokers(14)
        4.19      Form of Letter to Common Stockholders (Beneficial)(14)
        4.20      Form of Registration Rights Agreement among Oaktree, TCW and the Company(14)
       10.1       Second Amended and Restated Loan Agreement between TCW
                  Special Credits and Aureal dated August 6, 1997 increasing the loan commitment from $20 million to $31.5 million(9)
       10.2       1995 Stock Option Plan(3)

    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
    -----------                     -----------------------
       10.3       Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan(3)
       10.4       1994 Stock Option Plan(4)
       10.5       Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan(4)
       10.6       Industrial space sublease with Chemical Waste Management,
                  Inc. dated September 13, 1995(3)
       10.7       Form of indemnity agreement for directors and officers(6)
       10.8       1996 Outside Directors Stock Option Plan(7)
       10.9       Manufacturing, Purchase and Distribution Agreement between
                  Diamond Multimedia Systems, Inc. and Aureal dated July 3,
                  1998(13)
       10.10      Form of the Standby Commitment Agreement among Oaktree, TCW and the Company(14)
       23.1       Consent of Arthur Andersen LLP
       27.1*      Financial Data Schedule (Edgar Only)


---------------

 * Previously filed.


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

(10) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998

(11) Incorporated by reference to the exhibits filed with Form 8-K dated June 15, 1998

(12) Incorporated by reference to the exhibits filed with Form 8-K dated July 8, 1998

(13) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended June 28, 1998


(14) Incorporated by reference to exhibits filed with Form S-3 (Registration number 333-75631) filed April 2, 1999.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aureal Semiconductor Inc. has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 1999.


                                          AUREAL SEMICONDUCTOR INC.

                                               /s/ KENNETH A. KOKINAKIS
                                          --------------------------------------
                                           Kenneth A. Kokinakis, President and

                                                 Chief Executive Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of Aureal and in the capacities and on the dates indicated.



                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
              /s/ KENNETH A. KOKINAKIS                 President, Chief Executive        April 16, 1999
-----------------------------------------------------  Officer and Director
                Kenneth A. Kokinakis

                /s/ DAVID J. DOMEIER                   Vice President, Finance and       April 16, 1999
-----------------------------------------------------  Chief Financial Officer
                  David J. Domeier                     (Principle Accounting Officer)

             /s/ RICHARD E. CHRISTOPHER*               Director                          April 16, 1999
-----------------------------------------------------
               Richard E. Christopher

                                                       Director
-----------------------------------------------------
                  L. William Krause

               /s/ D. RICHARD MASSON*                  Director                          April 16, 1999
-----------------------------------------------------
                  D. Richard Masson

              /s/ THOMAS K. SMITH, JR.*                Director                          April 16, 1999
-----------------------------------------------------
                Thomas K. Smith, Jr.

              *By: /s/ DAVID J. DOMEIER
  ------------------------------------------------
         David J. Domeier, Attorney-in-fact

                               INDEX TO EXHIBITS


    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
    -----------                     -----------------------
        2.1       Agreement and Plan of Reorganization among Aureal, Aureal
                  Acquisition Corporation, a wholly-owned subsidiary of Aureal and Crystal River Engineering, Inc., dated as of May 7,
                  1996(1)
        2.2       Second Amended Joint Plan of Reorganization dated November
                  10, 1994(4)
        3.1       Second Amended and Restated Certificate of Incorporation of
                  Aureal dated May 8, 1996(2)
        3.2       Restated Bylaws of Aureal Semiconductor Inc.(6)
        4.1       Common Stock Purchase Agreement by and among Aureal and
                  certain beneficial owners of 5% or more of Aureal's Common
                  Stock, as amended(3)
        4.2       Common Stock Purchase Agreement by and among Aureal and
                  certain entities and individuals dated June 10, 1996(5)
        4.3       Common Stock Purchase Agreement by and among Aureal and
                  certain entities and individuals dated August 6, 1997(8)
        4.4       Preferred Stock Regulation D Subscription Agreement(10)
        4.5       Certificate of Designation of Series A Preferred Stock of
                  Aureal Semiconductor Inc.(10)
        4.6       Preferred Stock Registration Rights Agreement (Common stock underlying series A preferred stock)(10)
        4.7       Aureal Semiconductor Inc. regulation D Subscription
                  Agreement for Series C Preferred Stock(11)
        4.8       Certificate of Designation of Series C Preferred Stock of
                  Aureal Semiconductor Inc.(11)
        4.9       Registration Rights Agreement ( Common Stock underlying
                  Series C Preferred Stock)(11)
        4.10      Loan and Security Agreement (Goldman and TBCC Credit
                  Facility)(11)
        4.11      Form of Warrant (Goldman and TBCC Warrants)(11)
        4.12      8% Series B Convertible Preferred Stock Purchase
                  Agreement(11)
        4.13      Certificate of Designation of 8% Series B Convertible
                  Preferred Stock for Aureal Semiconductor, Inc.(11)
        4.14      Amendment Number 4 to Registration Rights Agreement(11)
        4.15      Form of Subscription Agreement(14)
        4.16      Form of Instructions to Stockholders(14)
        4.17      Form of Letter to Common Stockholders (Record)(14)
        4.18      Form of Letter to Banks and Brokers(14)
        4.19      Form of Letter to Common Stockholders (Beneficial)(14)
        4.20      Form of Registration Rights Agreement among Oaktree, TCW and the Company(14)
       10.1       Second Amended and Restated Loan Agreement between TCW
                  Special Credits and Aureal dated August 6, 1997 increasing the loan commitment from $20 million to $31.5 million(9)
       10.2       1995 Stock Option Plan(3)
       10.3       Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan(3)
       10.4       1994 Stock Option Plan(4)

    EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
    -----------                     -----------------------
       10.5       Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan(4)
       10.6       Industrial space sublease with Chemical Waste Management,
                  Inc. dated September 13, 1995(3)
       10.7       Form of indemnity agreement for directors and officers(6)
       10.8       1996 Outside Directors Stock Option Plan(7)
       10.9       Manufacturing, Purchase and Distribution Agreement between
                  Diamond Multimedia Systems, Inc. and Aureal dated July 3,
                  1998(13)
       10.10      Form of the Standby Commitment Agreement among Oaktree, TCW and the Company(14)
       23.1       Consent of Arthur Andersen LLP
       27.1*      Financial Data Schedule (Edgar Only)


---------------

 * Previously filed.


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

(10) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998

(11) Incorporated by reference to the exhibits filed with Form 8-K dated June 15, 1998

(12) Incorporated by reference to the exhibits filed with Form 8-K dated July 8, 1998

(13) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended June 28, 1998


(14) Incorporated by reference to exhibits filed with Form S-3 (Registration number 333-75631) filed April 2, 1999.