Form 10-Q
period 1999-04-04
AUREAL SEMICONDUCTOR INC
filed 1999-05-17
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.




                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

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

                                 Yes [X] No [ ]

At May 2, 1999, 68,282,981 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q contains 22 pages. The exhibit index is on page 22.

                            AUREAL SEMICONDUCTOR INC.


                                    FORM 10-Q

                                Table of Contents

                                                                                                    Page
PART I.  FINANCIAL INFORMATION
        Item 1.  Financial Statements ........................................................        3
        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ..................................................................       11

PART II.  OTHER INFORMATION
        Item 1.  Legal Proceedings............................................................       21
        Item 5.  Other Information ...........................................................       21
        Item 6.  Exhibits and Reports on Form 8-K ............................................       22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                            AUREAL SEMICONDUCTOR INC.

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

     The Interim Condensed Consolidated Financial Statements of Aureal Semiconductor Inc. have been prepared by Aureal, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with Aureal's audited financial statements at January 3, 1999 and the notes thereto included in the 1998 Annual Report on Form 10-K.

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

    The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended April 4, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending January 2, 2000.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                             April 4,        January 3,
                                                                              1999             1999
                                                                            ---------        ---------
                                                                           (Unaudited)
ASSETS:

  Current assets:
      Cash and cash equivalents                                             $     137        $      87
      Restricted cash                                                              --                6
      Accounts receivable, net of allowances of $561
        and $289, respectively                                                  6,136            4,781
      Inventories                                                               3,561            3,916
      Deferred fair value of debt related warrants                                924              924
      Prepaid loan fees and other current assets                                  921              757
                                                                            ---------        ---------
         Total current assets                                                  11,679           10,471
  Property and equipment:
      Machinery and equipment                                                   5,084            4,636
      Furniture, fixtures and improvements                                        686              639
                                                                            ---------        ---------
                                                                                5,770            5,275
      Accumulated depreciation and amortization                                (3,185)          (2,795)
                                                                            ---------        ---------
         Net property and equipment                                             2,585            2,480
      Long-term portion of fair value of debt related warrants and
       other assets                                                               345              687
                                                                            ---------        ---------
         Total assets                                                       $  14,609        $  13,638
                                                                            =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

  Current liabilities:
      Line of credit                                                        $   7,829        $   4,329
      Accounts payable                                                          6,867            5,966
      Accrued compensation and benefits                                         1,670            1,765
      Other accrued liabilities                                                 1,034            1,061
      Current portion of pre-petition claims                                      963              936
                                                                            ---------        ---------
         Total current liabilities                                             18,363           14,057
  Long-term portion of pre-petition claims and deferred obligations .             602              889
                                                                            ---------        ---------
         Total liabilities                                                     18,965           14,946

  Stockholders' equity (deficit):
      Preferred stock, $0.001 par value, authorized shares-5,000,000:
         Series A: Authorized shares - 500; Issued and outstanding
         shares - 35 and 249,  respectively                                        --               --
         Series B: Authorized shares - 60,000; Issued and outstanding
         shares - 41,785 and 40,966,  respectively                                 --               --
         Series C: Authorized shares - 1,500; Issued and outstanding
         shares - 78 and 600,  respectively                                        --               --
      Additional paid-in capital                                               42,979           51,421
      Common stock, $0.001 par value:
         Authorized shares - 200,000,000; Issued and outstanding
         shares - 67,313,990 and 47,676,334,  respectively                         67               48
      Additional paid-in capital                                              129,380          119,790
      Accumulated deficit                                                    (176,782)        (172,567)
                                                                            ---------        ---------
         Total stockholders' equity (deficit)                                  (4,356)          (1,308)
                                                                            ---------        ---------
         Total liabilities and stockholders' equity (deficit)$                 14,609        $  13,638
                                                                            =========        =========

   The accompanying notes are an integral part of these financial statements.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                           Quarter Ended
                                                     April 4,        March 29,
                                                       1999            1998
                                                     --------        --------
                                                           (Unaudited)
Net sales                                            $ 12,578        $  3,582
Cost of sales                                           8,321           2,793
                                                     --------        --------
Gross Margin                                            4,257             789

Operating expenses:
    Research and Development                            3,365           2,618
    Sales and Marketing                                 2,072           1,356
    General and Administrative                          1,167             860
                                                     --------        --------
        Total operating expenses                        6,604           4,834

Operating loss                                         (2,347)         (4,045)

    Amortization of debt related warrants                (231)           (750)
    Interest expense                                     (433)         (1,031)
    Other income (expense), net                           (10)            340
                                                     --------        --------
Loss from operations before income taxes               (3,021)         (5,486)

Provision for income taxes                                 --              --
                                                     --------        --------

Net loss                                             $ (3,021)       $ (5,486)
                                                     ========        ========

Accretion/dividends related to preferred stock       $ (1,194)       $     --
                                                     ========        ========

Net loss attributable to common stockholders         $ (4,215)       $ (5,486)
                                                     ========        ========

Net loss per share: basic and diluted                $  (0.07)       $  (0.13)
                                                     --------        --------

Weighted average common shares outstanding             56,330          41,969
                                                     ========        ========



   The accompanying notes are an integral part of these financial statements.

AUREAL SEMICONDUCTOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                       Quarter Ended
                                                                  April 4,        March 29,
                                                                    1999            1998
                                                                  --------        --------
                                                                        (Unaudited)
OPERATING ACTIVITIES
Net loss from operations                                          $ (3,021)       $ (5,486)
Adjustments to reconcile net loss from operations
  to net cash used in operating activities:
    Depreciation and amortization                                      775           1,022
    Changes in operating assets and liabilities:
        Restricted cash                                                  6              (4)
        Accounts receivable                                         (1,355)         (2,615)
        Inventories                                                    355          (5,234)
        Prepaid expenses and other current assets                     (494)           (149)
        Other assets                                                   342             (15)
        Accounts payable                                               901           6,182
        Accrued compensation and benefits, and
          other accrued liabilities                                   (122)            183
                                                                  --------        --------
Net cash used in operating activities                               (2,613)         (6,116)
                                                                  --------        --------

INVESTING ACTIVITIES
Acquisition of property and equipment                                 (505)           (832)
                                                                  --------        --------
Net cash used in investing activities                                 (505)           (832)
                                                                  --------        --------

FINANCING ACTIVITIES
Proceeds from Line of Credit                                        14,468           7,225
Repayment on Line of Credit                                        (11,013)         (4,200)
Principal payments on pre-petition claims                             (260)           (844)
Proceeds (expenses) from issuance of stock, net of
   issuance costs                                                      (27)          4,737
                                                                  --------        --------
Net cash provided by financing activities                            3,168           6,918
                                                                  --------        --------

Net increase/(decrease) in cash and cash equivalents                    50             (30)
Cash and cash equivalents at beginning of period                        87             135
                                                                  --------        --------
Cash and cash equivalents at end of period                        $    137        $    105
                                                                  ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                     $    360        $    749

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES

Accretion/dividends on preferred stock                            $  1,194              --

   The accompanying notes are an integral part of these financial statements.

AUREAL SEMICONDUCTOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  THE COMPANY AND RECENT FINANCIAL EVENTS

    Aureal Semiconductor Inc., together with its subsidiaries Crystal River Engineering, Inc., and Aureal Semiconductor Limited specialize in the design and marketing of audio semiconductor technologies for use in both the PC and consumer electronics markets. Crystal River Engineering, Inc., founded in 1987 and acquired by Aureal in the second quarter of 1996, has been a pioneer in the development of 3D audio technologies. Aureal Semiconductor Limited, located in Hong Kong, was established in March of 1998 as a sales, technical support and field engineering office. Our business involves the development and sale of audio processing semiconductor chips and audio-based add-in cards for use in PC's, as well as the licensing of technology which is designed to define and develop advanced audio standards in the marketplace. Our stock symbol on the OTC Bulletin Board is AURL.

     In March 1999, our board of directors approved a subscription rights offering, under which we will offer for sale $20 million of our common stock, at a price of $0.60 per share. Stockholders of our common stock on April 22, 1999 are being offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Our two largest stockholders, Oaktree Capital Management LLC and TCW Special Credits, or any combination thereof, have agreed to purchase any remaining unsubscribed shares of this offering up to a maximum amount of $20 million. We understand that TCW and Oaktree, holders of all of our series B preferred stock, intend to convert their shares of series B preferred stock into
20.5 million shares of common stock upon the closing of the rights offering. We have also agreed to issue an additional 26.2 million shares of common stock to holders of our series B preferred stock who convert their shares into common stock upon the closing of the rights offering. These additional 26.2 million shares will not be registered, but we will grant standard demand and piggyback registration rights to the holders of those shares. These actions will effectively eliminate most of our preferred stock and convert it to common stock.

    On April 5, 1999, we publicly announced this capital restructuring plan. In addition to the $20 million subscription rights offering, we also announced the approval by our board of directors, subject to stockholder approval, of a one-for-fifteen reverse stock split. These actions should make it possible for us to qualify for NASDAQ national market listing in the near future.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    We, the management of Aureal Semiconductor Inc., have prepared the following Interim Condensed Consolidated Financial Statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements at January 3, 1999 and the notes thereto included in our 1998 Annual Report on Form 10-K.

    The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended April 4, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending January 2, 2000.

    Inventories

    Inventories are stated at the lower-of-cost-or-market value on a first-in first-out basis. We do not consider any inventory to be raw material, since our initial point of purchase is for fabricated silicon wafers. Net inventories at April 4, 1999 and January 3, 1999 consisted of the following, in thousands:

                                  April 4, 1999       January 3, 1999
Work-In-Process                       $2,380              $2,460
Finished Goods                         1,181               1,456
                                      ------              ------
       Total Inventories              $3,561              $3,916
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

    Revenue Recognition

    Our major sources of revenue consist of sales of proprietary design, advanced audio semiconductor chips and boards, and licensing of related audio technologies. Revenue is recognized upon shipment for product sales. Licensing revenues are recognized upon delivery of licensed product if a non-cancelable contract has been signed, the fees are fixed and determinable, collection of the recognized fees is probable, and there are no remaining significant obligations.

    Comprehensive income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which we adopted in the first quarter of fiscal 1998. Statement of Financial Accounting Standards No. 130 requires that we disclose all non-owner changes in equity, such as cumulative foreign currency translation adjustments, certain minimum pension liabilities and grains and losses on available-for-sale securities. During the first quarters of both 1999 and 1998, we had no elements of comprehensive income.

    Concentration of Financial Instrument Risks and Credit Risks

    Financial instruments which potentially subject us to concentration of market risk consist primarily of our line of credit. Concentration of market risk on the line of credit is related to changes in the prime lending rate, as the majority of our debt bears interest rates which fluctuate with changes in the prime lending rate. Our credit risk consists primarily of trade receivables. Some of these trade receivables are the result of sales to foreign companies. We have established an allowance for doubtful accounts based on the credit risks of the business in general.

    Valuation of Warrants

    In connection with the establishment of our current credit facility in June of 1998, we issued warrants to purchase 1.35 million shares of our common stock. The fair value of these warrants was estimated utilizing the Black-Scholes valuation method as approximately $1.8 million and is being amortized over the two-year term of the credit facility.

    Loss Per Share

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, which is effective for financial statements for periods ending after December 15, 1997. Statement of Financial Accounting Standards No. 128 requires that the calculation for basic earnings per share exclude the dilutive effect of common stock equivalents in the calculation for basic net income (loss) per share. Diluted earnings per share under Statement of Financial Accounting Standards No. 128, is calculated using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method for outstanding warrants and stock options. Common equivalent shares are excluded from the diluted earnings per share computation only if their effect is anti-dilutive. No common stock equivalents were included in the calculations for any fiscal period presented as, due to the net loss position, any affect would be anti-dilutive.

    Accretion related to the beneficial conversion features of the series A preferred and the series C preferred, and the dividend / accretion rate of 8% on all three series of preferred stock totaled $1.2 million during the first quarter of 1999. These charges were recorded directly to accumulated deficit and are included as a component of net loss per share attributable to common stockholders.

3.  CREDIT FACILITY

    On June 5, 1998, in conjunction with the elimination of the previous line of credit, we entered into a two year $40 million revolving credit facility with Transamerica Business Credit Corporation and Goldman Sachs Credit Partners L.P. partially secured by our assets. Terms of the credit facility provide for up to $32.5 million borrowing availability related to specific accounts receivable, referred to as Tranche A, with an additional $7.5 million of availability unrelated to specific collateral requirements, referred to as Tranche B. Interest on borrowings under the two-year agreement is at the rates of prime plus 3% for Tranche A borrowings and prime plus 5% percent for Tranche B borrowings. We are subject to certain covenant restrictions under the credit facility and have paid a $600,000 fee to the lenders in connection with the initiation of the credit facility.

    Also in conjunction with the establishment of the new credit facility, we issued warrants to purchase 1.35 million shares of our common stock to the lenders under the credit facility. These warrants are exercisable at any time over their five-year life at the exercise price of $2.156 per share of common stock.

    At April 4, 1999, our borrowings under this credit facility included $4.2 million of Tranche A borrowings at an interest rate of 10.75% and $3.6 million of Tranche B borrowings at an interest rate of 12.75%. Our unused borrowing availability under Tranche B was $4.9 million. At quarter-end April 4, 1999, our financial ratios were out of compliance with financial covenant requirements for the credit facility; however, at May 17, 1999 we had secured a waiver of non-compliance for these specific covenant requirements.

4.  EQUITY FUNDING

     In March 1999, our board of directors approved a subscription rights offering under which we will offer for sale $20 million of our common stock, at a price of $0.60 per share. Stockholders of our common stock on April 22, 1999 are being offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Our two largest stockholders, Oaktree and TCW, or any combination thereof, have agreed to purchase any remaining unsubscribed shares of this offering up to a maximum amount of $20 million. We understand that TCW and Oaktree, holders of all of our series B preferred stock, intend to convert their shares of series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. We have also agreed to issue an additional 26.2 million shares of common stock to holders of our series B preferred stock who convert their shares into common stock upon the closing of the rights offering. These additional 26.2 million shares will not be registered, but we will grant standard demand and piggyback registration rights to the holders of those shares. These actions will effectively eliminate most of our preferred stock and convert it to common stock.

    At our 1999 annual meeting of stockholders, we are seeking stockholder approval for a one-for-fifteen stock split. At that time, we will also be seeking stockholder approval for an increase in the number of shares for the option plan. These actions have not been reflected in the accompanying consolidated financial statements.

5.  INCOME TAXES

    We were not required to provide for income taxes in the first quarters of 1999 or 1998 due to our net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability. At January 3, 1999, we had available net operating loss carryforwards of approximately $308 million to reduce future taxable income.

6.  INDUSTRY SEGMENTS

    Aureal operates in a single segment which includes three product revenue groups. During the first quarter of 1999 we generated $4.1 million in revenues from the sale of chips, $7.8 million from the sale of board-level products and $0.7 million in revenues from licensing agreements. During the same period in 1998, revenues from chips were $3.3 million and $0.3 million from licensing agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY FORWARD-LOOKING STATEMENTS MADE HEREIN ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. INVESTORS ARE CAUTIONED THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, OUR DEPENDENCE ON THE PERSONAL COMPUTER AND CONSUMER ELECTRONICS INDUSTRIES AND ON PRODUCT LINES BASED ON NEW TECHNOLOGIES; FOUNDRY CAPACITY, AVAILABILITY AND RELIABILITY; COMPETITION AND PRICING PRESSURES; OUR ABILITY TO SECURE ADDITIONAL FINANCING; AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FOR A FURTHER DISCUSSION OF THE RISKS RELATING TO OUR BUSINESS, SEE THE RISK FACTORS SECTION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

OVERVIEW

        Aureal Semiconductor Inc. is a producer of digital audio semiconductor and board-level products and advanced digital audio technologies for the personal computer and consumer electronics markets. We contract with independent silicon manufacturers, which in the semiconductor industry are called foundries, for production of our semiconductor products, and thus we do not fabricate our own semiconductor products. The foundry that manufactures the majority of our semiconductor products is one of the three largest foundries in the world that manufactures products exclusively for other companies. Our objective is to be a leading provider of advanced digital audio solutions for the personal computer and consumer electronics markets.

       During the first few months of 1999, some significant events were:

- In April, 1999, we announced that Sony Electronics had begun shipping two new VAIO brand desktops incorporating our Vortex2 audio processors. With the introduction of these machines, Sony became the first manufacturer to design Vortex2 audio processors directly onto a PC motherboard.
- Also in April 1999, we announced the availability of a new digital audio accelerator for desktop and notebook PCs, the Vortex AU8810. This new chip is a low-cost, motherboard solution resulting from the integration of audio and modem capabilities.
- March 1999, we released our final A3D 2.0 software development kit, which enables the creation of interactive 3D audio content, to the general development community. This kit had previously only been available to selected game developers. We received an extremely positive response to the new kit, with demand for CDs and Internet downloads of the kit reaching into the thousands.
- Also in March 1999, we announced the formation of a partnership with Flatland Online, Inc. As part of this partnership, we have integrated our A3D 2.0 standard into Flatland's tools and web browser extension software providing easy-to-use positional audio for the 3D web enhanced by our Aureal Wavetracing technology.
- On February 22, 1999, we received Computer Gaming World's prestigious Gaming Hardware of the Year award for our Vortex2 audio processor. This event was significant because it was the first time that the award was presented to an audio hardware company, signifying a shift in industry focus from graphics to audio. Also in February, we began web-based distribution of our A3D Pro sound design software. This marked our first foray into electronic commerce.
- In January 1999, we began direct sales to systems integrators. We also announced an extension of our relationship with Compaq Computer Corporation, in which Compaq agreed to ship our Vortex sound card products in their new Presario 5600 desktop computer products.

    We are headquartered in Fremont, California, in a leased 36,000 square foot building. In January 1999, we leased an additional 8,000 square feet of office space in the vicinity of our Fremont headquarters. We maintain additional office space in Austin, Texas and Hong Kong. As of April 4, 1999, we employed 125 people. Of this total, 80 were engaged in engineering functions, 32 were in sales and marketing activities, and 13 were engaged in administrative support.

        Aureal, Aureal 3D, A3D and the A3D logo are registered trademarks of Aureal Semiconductor Inc. Other trademarks referred to in this document belong to their respective owners.

RESULTS OF OPERATIONS

First quarter 1999 compared to first quarter 1998

        Net sales

        Net sales for the first quarter of 1999 were $12.6 million compared to $3.6 million in the first quarter of 1998. This 250% increase in sales was the result of the commercial success in the marketplace of our Vortex and Vortex2 products. During the first quarter of 1999, we introduced our new low-cost Vortex AU8810 and saw continued sales growth from our AU8820 chips, AU8820 sound cards, AU8830 chips and AU8830 sound cards. Revenues from the first quarter of 1998 consisted mainly of sales of our AU8820 chips. Licensing revenues declined from 9% of total revenues in the first quarter of 1998 to 6% in 1999.

        Gross margin

        Gross margin for the first quarter of 1999 was 34%. This was a 12 point (or 55%) increase over the prior year's first quarter gross margin of 22%. This increase in our gross margin was attributable to lower manufacturing costs and significantly less startup costs for new products. During the first quarter of 1998, our total cost of goods included the costs of lower yields, extensive testing and higher transportation costs incurred in association with the initial manufacturing cycles of our AU8820 chip. Gross margin was positively affected in both quarters by revenues from licensing. While we anticipate the continuation of revenues from technology licensing agreements, we do not anticipate that they will be a significant percentage of our total revenues in the future. We believe that our gross margins could vary depending upon market demand for our various products, new product introductions and the timing and volumes of licensing revenues.

        Research and development

        Expenditures for research and development continue to be significant as resources are allocated to create future audio products for both the PC and consumer electronics markets. Spending in this area yields both short-term and long-term product developments as we continue to bring new and improved products to the audio forefront. Research and development expenses increased from $2.6 million in the first quarter of 1998 to $3.4 million in the first quarter of 1999 but declined as a percentage of net sales from 73% to 27%, respectively. We expect research and development to continue to be a significant area of investment for us as we develop new technologies and explore new audio frontiers. We expect that the level of spending on research and development will fluctuate, but we do not expect it to decline significantly in absolute dollars in the future.

        Selling and marketing

        During the first quarter of 1999, we began to sell directly to the system integrator channel. To affect this new distribution strategy, we increased selling and marketing headcount, advertising expenses and headcount related expenses such as travel and commissions. This resulted in a 53% increase in spending in this area between the first quarters of 1999 and 1998, respectively. While selling and marketing expenses increased in absolute dollar terms from $1.4 million in 1998 to $2.1 million in 1999, these costs decreased as a percent of net sales from 38% in 1998 to 16% in 1999. As we expand our distribution model, we expect selling and marketing expenses will continue to increase in absolute dollars in the future.

        General and administrative

        General and administrative expenses for the first quarter of 1999 increased 36% to $1.2 million from $0.9 million in 1998, but declined as a percentage of net sales from 24% to 9% due to the significant increase in net sales. This increase was the result of increased headcount and legal fees. We expect that general and administrative expenses will increase in absolute dollar terms over the next several periods due to headcount increases, the costs associated with providing expanded infrastructure for our organization and continuing legal fees.

Interest expense

        Interest expense for the first quarters of 1999 and 1998 decreased to $0.4 million from $1.0 million, respectively. This decrease was the result of the restructuring of our debt in 1998. In June 1998, we paid down and eliminated our previous line of credit in connection with the exchange for our series B preferred stock. This resulted in the decline of interest expense based on the lower outstanding balance of our borrowings. Our current credit facility also carries a lower interest rate than the prior line to the extent borrowings are based on eligible accounts receivable borrowing availability.

        Amortization of debt-related warrants

        In August 1997, in conjunction with the expansion and extension of our prior line of credit, we issued warrants to purchase 3.15 million shares of our common stock to the lenders. Using the Black-Scholes valuation method, the estimated fair value of the warrants was determined to be $5.0 million. This value was amortized over the estimated life of the line of credit at the rate of $.75 million per quarter. When the line of credit was converted to preferred stock in June 1998, the remaining unamortized deferred costs related to the warrants were netted against the outstanding loan balance and eliminated as a reduction of the conversion value of the series B preferred shares.

        In connection with our new credit facility, we issued, in June of 1998, warrants to purchase 1.35 million shares of our common stock. The fair value of these warrants was estimated utilizing the Black-Scholes valuation method as approximately $1.8 million and is being amortized over the two-year term of the credit facility.

        Other income

        In the first quarter of 1998, we recognized $0.34 million of other income primarily due to various receipts and credits resulting from favorable resolutions to previously recorded liabilities. There were no significant similar transactions in the first quarter of 1999.

        Income taxes

        We were not required to provide for income taxes in either the first quarter of 1999 or 1998, respectively due to our net operating losses. No tax benefit has been recorded for the net operating loss carryforwards due to the uncertainty as to their realizability.


LIQUIDITY AND CAPITAL RESOURCES

        As of April 4, 1999, we had a working capital deficit of $6.7 million and stockholders' deficit of $4.4 million. The $2.6 million net cash used in operations during the first quarter of 1999 was approximately $3.5 million less than we used in the first quarter of 1998. This was primarily due to lower operating losses. Net cash used for investing in equipment and software tools decreased from $0.8 million in 1998 to $0.5 million in 1999. Capital expenditures of $0.5 million in the first quarter of 1999 and $0.8 in the same period in 1998 consisted primarily of hardware and software tools utilized in our research and development activities. Capital expenditures are anticipated to increase significantly during 1999, to an estimated level of between $3 million and $4 million for the year.

        Financing for first quarter of 1999 cash outlays was provided by our line of credit. We expect to need additional cash to expand the business and to finance additional inventory and accounts receiveable. It is extremely difficult to estimate the cash flows, and the timing of these cash flows, due to our lack of significant sales and customer payment history. We can make no assurance that we will be able to generate positive cash flows in the future.

     In March 1999, our board of directors approved a subscription rights offering under which we will offer for sale $20 million of our common stock, at a price of $0.60 per share. Stockholders of our common stock on April 22, 1999 are being offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Our two largest stockholders, Oaktree and TCW, or any combination thereof, have agreed to purchase any remaining unsubscribed shares of this offering up to a maximum amount of $20 million. We understand that TCW and Oaktree, holders of all of our series B preferred stock, intend to convert their shares of series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. We have also agreed to issue an additional 26.2 million shares of common stock to holders of our series B preferred stock who convert their shares into common stock upon the closing of the rights offering. These additional 26.2 million shares will not be registered, but we will grant standard demand and piggyback registration rights to the holders of those shares. These actions will effectively eliminate most of our preferred stock and convert it to common stock.

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

     At April 4, 1999, our borrowings under this credit facility included $4.2 million of Tranche A borrowings at an interest rate of 10.75% and $3.6 million of Tranche B borrowings at an interest rate of 12.75%. Our unused borrowing availability under Tranche B was $4.9 million. In anticipation of the receipt of funds from the $20 million subscription rights offering, we are considering reducing the maximum borrowing availability under our line of credit. At quarter-end April 4, 1999, our financial ratios were out of compliance with financial covenant requirements for the credit facility; however, at May 17, 1999, we had secured a waiver of non-compliance for these specific covenants.


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

Assessment:
        The year 2000 problem affects the some of the computers, software and other equipment that we use, operate or maintain for our operations. We have developed a year 2000 readiness plan to assess our exposure to the year 2000 problem, implement solutions and develop necessary contingency plants. This plan has been reported to our board of directors and progress is reported to them on a regular basis. To date we have obtained verification and validation from the majority of our independent third party software and hardware suppliers of the year 2000 compliance of their products.

Internal infrastructure:
        Of the systems we are currently using, the components of our mission critical software are year 2000 compliant as are the majority of the software packages we employ as engineering tools. Upon completion of the evaluation and assessment of all of our software packages and hardware, we will commence the process of modifying, upgrading and replacing and systems that have been assessed as adversely affected. We expect to complete this process before the occurrence of any material disruption of our business.

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

Most likely consequences of year 2000 problems:
        We expect to identify and resolve all year 2000 problems before they materially adversely affect our business operations; however, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we believe that we could experience a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers, and our customers that will divert management's time and attention and financial and human resources from ordinary business activities. We also believe that it is possible that there may be business disputes alleging that we failed to comply with the delivery terms of contracts.

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

RISK FACTORS

        In addition to the other information in this report or incorporated in this report by reference, you should consider carefully the following factors in evaluating Aureal and our business:

WE ARE OFFERING OUR CURRENT STOCKHOLDERS SUBSCRIPTION RIGHTS FOR OUR COMMON
STOCK

        We are offering holders of our common stock as of April 22, 1999 the right to subscribe for and purchase up to an aggregate 33,333,333 shares of our common stock at $0.60 per share. Every stockholder that exercises their subscription rights may also elect to purchase shares that other stockholders have elected not to acquire. In the event that all 33,333,333 shares are not subscribed for by our stockholders, Oaktree and TCW, or any combination thereof, have agreed to purchase all remaining shares. If holders of our common stock on the record date elect not to subscribe to the rights offering, their percentage ownership of Aureal will be immediately and substantially diluted by the rights offering. In addition, holders who acquired our stock after the record date and hence are not able to participate in the rights offering, will experience immediate and substantial dilution of their percentage ownership of Aureal.

WE HAVE ANNOUNCED A ONE-FOR-FIFTEEN REVERSE STOCK SPLIT AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE

        Our stock price may decline because we have announced our intentions to effect a one-for-fifteen reverse stock split. Many companies that have announced and then effected reverse stock splits have seen their stock price fall, both before and after the reverse split is effected. On March 31, 1999, our board of directors approved a one-for-fifteen reverse split in our common stock. While a reverse stock split does not in any way affect the value of, or your investment in, Aureal, the markets may react negatively to it which could cause our stock price to decline further. We cannot assure you that, as a result of the reverse stock split, our stock price will not decline to a price that is less than fifteen times the price of our stock prior to the reverse stock split.

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE
FUTURE

        We emerged from bankruptcy protection in December 1994. Since that time, we have recorded an accumulated deficit of $177 million as of April 4, 1999. This deficit is comprised of $160 million of incurred losses and $17 million of accretion and dividends on our preferred stock. We generated the majority of our revenues in 1997 and 1996 through technology licensing transactions. The majority of our revenues in 1998 and the first quarter of 1999 came from the sale of advanced audio products. We expect that the majority of our future revenues will be derived from the sale of advanced audio products. However, we will not be profitable unless we sell significant volumes of our advanced audio products in the future.

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

WE EXPECT THE AVERAGE SELLING PRICE OF OUR PRODUCTS TO DECREASE WHICH MAY REDUCE GROSS MARGINS AND REVENUES

        Product prices in the audio technology industry generally decrease over the life of a particular product. The willingness of prospective customers to design our products into their products depends to a significant extent upon our ability to price our products at levels that are cost-effective for these customers. As the markets for our products mature and competition increases, we anticipate that prices for our products will decline over time. If we are unable to reduce our costs sufficiently to offset declines in our product prices, or if we are unable to introduce new, higher performance products with higher product prices, our gross margins and revenues could decline.

WE DEPEND ON A CREDIT FACILITY TO FUND OUR BUSINESS OPERATIONS

        Because we have not been profitable to date, we have had to fund our losses through a combination of equity and debt financings. In June 1998, we entered into a credit facility that provides for an aggregate maximum borrowing of $40 million. The interest rate on the credit facility is generally the prime rate plus 3% to 5%. Accordingly, while the credit facility provides us with needed working capital, the high cost of servicing any borrowing under it could negatively affect our liquidity. In addition, the credit facility may not be sufficient to meet our working capital requirements. In the event we must secure capital in addition to the line of credit and the proceeds we receive from this rights offering, there can be no assurance that such capital will be available on acceptable terms or at all. Our inability to secure such potential future financing, if necessary, would materially adversely affect our business, financial condition and results of operations.

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

        We do not manufacture our own products, and we depend on outside manufacturing resources for production of all of our products. Currently, we utilize one foreign semiconductor foundry and one contract manufacturer for production of our board level products. These facilities have indicated to us that they have the manufacturing availability to provide for our planned levels of production of each of our products for the next 12 months; however, our production relationship with them is based only upon purchase orders. Consequently, they may not continue to adequately provide manufacturing capacity to us for our current level of production or any potential increases in our production levels. In the event that they cease to manufacture our products, we would have to contract with alternative facilities. However, we may not be able to timely contract with alternative facilities or to contract with them at all. Such a situation could materially adversely affect our ability to sell products to our customers, which in turn would hurt our financial condition and results of operations.

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

WE ARE INVOLVED IN LAWSUITS WITH CREATIVE AND E-MU WHICH COULD NEGATIVELY IMPACT OUR BUSINESS

        In February 1998, Creative Technology Ltd. and its subsidiary, E-Mu Systems, Inc., served us with a lawsuit for patent infringement that Creative and E-Mu filed in the U.S. District Court, Northern District of California. The lawsuit asserts that our original Vortex product infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-Mu. Creative and E-Mu seek, among other things, a preliminary and permanent injunction against alleged continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgment. In August 1998, E-Mu and Creative filed a motion for a preliminary injunction with respect to our original Vortex and updated Vortex2 products. In October 1998, the court denied Creative's motion for preliminary injunction. In addition, our motion for summary judgment was also denied. We believe that the actions that Creative and E-Mu filed are without merit, and we are vigorously defending against these actions. In December 1998, we filed a lawsuit alleging patent infringement against Creative and E-Mu. Aureal believes that Creative and E-Mu have infringed on two of our patents, Patent No. 5,596,644 entitled "Method and Apparatus for Efficient Presentation of Hi-Quality 3-Dimensional Audio" and Patent No. 5,802,180 entitled "Method and Apparatus for Efficient Presentation of 3-Dimensional Audio Including Ambient Effects."

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February 1998, we were served with a suit for patent infringement filed by Creative Technology Ltd., a Singapore corporation, commonly referred to as Creative, and its subsidiary, E-Mu Systems, Inc., a California corporation, commonly referred to as E-Mu. The suit alleges that a portion of our Vortex audio processor infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-Mu. Creative and E-Mu seek, among other things, a preliminary and permanent injunction against continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgement. In October of 1998, the court issued its first ruling in this case denying the Creative motion for a preliminary injunction. The court also denied our motion for a summary judgement. Creative appealed the denial of the preliminary injunction, and on May 6, 1999, the Federal Court of Appeals affirmed the District Court's ruling denying the preliminary injunction. Further hearings were set for summer of 1999. We believe that the actions brought by Creative and E-Mu are without merit and will continue to vigorously defend our position.

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

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit index at page 22.

    (b) Reports on Form 8-K: We filed no reports on Form 8-K during the first quarter ended April 4, 1999.


                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AUREAL SEMICONDUCTOR INC.



Date: May 17, 1999                          By: /s/ Kenneth A. Kokinakis
                                               ---------------------------------
                                            Kenneth A. Kokinakis
                                            President and Chief Executive
                                            Officer


Date: May 17, 1999                          By: /s/ David J. Domeier
                                               ---------------------------------
                                            David J. Domeier
                                            Senior Vice President of Finance
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                          Description of Document
-----------                          -----------------------
 2.1               Agreement and Plan of Reorganization among Aureal, Aureal
                   Acquisition Corporation, a wholly-owned subsidiary of Aureal and
                   Crystal River Engineering, Inc., dated as of May 7, 1996 (1)
 2.2               Second Amended Joint Plan of Reorganization dated November 10, 1994
                   (4)
 3.1               Second Amended and Restated Certificate of Incorporation of Aureal
                   dated May 8, 1996 (2)
 3.2               Restated Bylaws of Aureal Semiconductor Inc. (5)
 4.3               Common Stock Purchase Agreement by and among Aureal and certain entities and individuals dated August 6, 1997 (7)
 4.4               Preferred Stock Regulation D Subscription Agreement (Series A
                   Preferred Stock) (8)
 4.5               Certificate of Designation of Series A Preferred Stock of Aureal
                   Semiconductor Inc. (8)
 4.6               Preferred Stock Registration Rights Agreement (Common stock underlying series A preferred stock)(8)
 4.7               Aureal Semiconductor Inc. regulation D Subscription Agreement for
                   Series C Preferred Stock (9)
 4.8               Certificate of Designation of Series C Preferred Stock of Aureal
                   Semiconductor Inc. (9)
 4.9               Registration Rights Agreement ( Common Stock underlying Series C
                   Preferred Stock) (9)
 4.10              Loan and Security Agreement (Goldman and TBCC Credit Facility) (9)
 4.11              Form of Warrant (Goldman and TBCC Warrants) (9)
 4.12              8% Series B Convertible Preferred Stock Purchase Agreement (9)
 4.13              Certificate of Designation of 8% Series B Convertible Preferred
                   Stock for Aureal Semiconductor, Inc. (9)
 4.14              Amendment Number 4 to Registration Rights Agreement (9)
 4.20              Form of Registration Rights Agreement among Oaktree, TCW and Aureal
                   Semiconductor, Inc. (11)
 10.2              1995 Stock Option Plan (3)
 10.3              Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan (3)
 10.4              1994 Stock Option Plan (4)
 10.5              Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan (4)
 10.6              Industrial space sublease with Chemical Waste Management, Inc. dated
                   September 13, 1995 (3)
 10.7              Form of indemnity agreement for directors and officers (5)
 10.8              1996 Outside Directors Stock Option Plan (6)
 10.9              Manufacturing, Purchasing and Distribution Agreement between Diamond
                   Multimedia Systems, Inc. and Aureal dated July 3, 1998 (10)
 27.1              Financial Data Schedule (Edgar Only)

--------------------

(1) Incorporated by reference to the exhibits filed with Form 8-K dated May 22, 1996
(2)  Incorporated by reference to the exhibits filed with Form S-8
     (Registration number 333-09531) filed August 2, 1996
(3) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1995
(4) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1994
(5) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 29, 1996
(6) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 29, 1996.
(7) Incorporated by reference to the exhibits filed with Form S-3 (As Post-Effective Amendment No. 1, Registration number 333-3870) filed September 12, 1997.
(8) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998
(9) Incorporated by reference to the exhibits filed with Form 8-K dated June 15, 1998.
(10) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended June 28,1998.
(11) Incorporated by reference to the exhibits filed with Form S-3 (Registration number 333-75631) filed April 2, 1999.