Form 10-Q
period 1999-07-04
AUREAL SEMICONDUCTOR INC
filed 1999-08-18
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

                         Commission File Number 0-20684



                                   AUREAL INC.
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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [ ]

At August 1, 1999, 9,961,165 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q contains 23 pages. The exhibit index is on page 23.

                                   AUREAL INC


                                    FORM 10-Q

                                Table of Contents


                                                                                                             PAGE

PART I.  FINANCIAL INFORMATION
           Item 1.  Financial Statements........................................................................3
           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations...............................................................................11
           Item 3.  Qualitative and Quantitative Disclosure of Market Risks....................................20

PART II.  OTHER INFORMATION
           Item 1.   Legal Proceedings.........................................................................21
           Item 4.   Submission of Matters to a Vote of Security Holders.......................................21
           Item 5.   Other Information.........................................................................21
           Item 6.   Exhibits and Reports on Form 8-K..........................................................21


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   AUREAL INC.

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

       We have prepared the Interim Condensed Consolidated Financial Statements of Aureal Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements at January 3, 1999 and the notes thereto included in our 1998 Annual Report on Form 10-K.

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

      The Interim Condensed Consolidated Financial Statements reflect, in our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended July 4, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending January 2, 2000.

AUREAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                July 4, 1999     Jan. 3, 1999
                                                                                ------------     -------------
                                                                                 (Unaudited)
ASSETS:
      Current assets:
          Cash and cash equivalents                                               $   4,238          $      87
          Restricted cash                                                                --                  6
          Accounts receivable                                                         4,775              4,781
          Inventories                                                                 6,644              3,916
          Deferred fair value of debt related warrants                                   --                924
          Prepaid loan fees and other current assets                                    554                757
                                                                                  ---------          ---------
                Total current assets                                                 16,211             10,471
      Property and equipment:
          Machinery and equipment                                                     5,330              4,636
          Furniture, fixtures and improvements                                          686                639
                                                                                  ---------          ---------
                                                                                      6,016              5,275
          Accumulated depreciation and amortization                                  (3,601)            (2,795)
                                                                                  ---------          ---------
                Net property and equipment                                            2,415              2,480
      Other long-term assets                                                            161                687
                                                                                  ---------          ---------
                Total assets                                                      $  18,787          $  13,638
                                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
      Current liabilities:
          Line of credit                                                          $      --          $   4,329
          Accounts payable                                                            6,773              5,966
          Accrued compensation and benefits                                           1,799              1,765
          Other accrued liabilities                                                   1,343              1,061
          Current portion of pre-petition claims                                        982                936
                                                                                  ---------          ---------
                Total current liabilities                                            10,897             14,057
      Long-term portion of pre-petition claims and deferred obligations                 303                889
                                                                                  ---------          ---------
                Total liabilities                                                    11,200             14,946

      Stockholders' equity (deficit):
          Preferred stock, $0.001 par value, authorized shares-5,000,000:
                Series A: Authorized shares - 500; Issued and outstanding
                shares - 35 and 249,  respectively                                       --                 --
                Series B: Authorized shares - 60,000; 40,966 shares
                issued and outstanding in 1998                                           --                 --
                Series C: Authorized shares - 1,500; 600 shares
                issued and outstanding in 1998                                           --                 --
          Additional paid-in capital                                                    387             51,421
          Common stock, $0.001 par value:
                Authorized shares - 200,000,000; Issued and outstanding
                shares - 9,961,165 and 3,178,422, respectively                           10                 48
          Additional paid-in capital                                                192,203            119,790
          Accumulated deficit                                                      (185,013)          (172,567)
                                                                                  ---------          ---------
                Total stockholders' equity (deficit)                                  7,587             (1,308)
                                                                                  ---------          ---------
                Total liabilities and stockholders' equity (deficit)              $  18,787          $  13,638
                                                                                  =========          =========

   The accompanying notes are an integral part of these financial statements.

AUREAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Quarter Ended                      Six Months Ended
                                                      -------------------------------     ---------------------------------
                                                         July 4,           June 28,          July 4,           June 28,
                                                           1999              1998              1999              1998
                                                               (Unaudited)                           (Unaudited)

Net sales                                              $  8,063          $  3,436          $ 20,641          $  7,018
Cost of sales                                             5,013             2,033            13,334             4,826
                                                       --------          --------          --------          --------
Gross Margin                                              3,050             1,403             7,307             2,192

Operating expenses:
     Research and Development                             3,635             2,916             6,999             5,534
     Sales and Marketing                                  2,930             1,628             5,002             2,984
     General and Administrative                           2,620               816             3,787             1,676
                                                       --------          --------          --------          --------
         Total operating expenses                         9,185             5,360            15,788            10,194

                                                       --------          --------          --------          --------
Operating loss                                           (6,135)           (3,957)           (8,481)           (8,002)

     Amortization of debt related warrants               (1,078)             (577)           (1,309)           (1,327)
     Interest expense                                      (699)             (963)           (1,132)           (1,994)
     Other income (expense), net                            (30)               51               (40)              391
                                                       --------          --------          --------          --------
Loss from operations before income taxes                 (7,942)           (5,446)          (10,962)          (10,932)

Provision for income taxes                                   --                --                --                --
                                                       --------          --------          --------          --------

Net loss                                               $ (7,942)         $ (5,446)         $(10,962)         $(10,932)
                                                       ========          ========          ========          ========

Accretion/dividends related to preferred stock         $   (290)         $(12,121)         $ (1,484)         $(12,121)
                                                       ========          ========          ========          ========

Net loss attributable to common stockholders           $ (8,232)         $(17,567)         $(12,446)         $(23,053)
                                                       ========          ========          ========          ========

Net loss per share: basic and diluted                  $  (1.14)         $  (6.25)         $  (2.27)         $  (8.22)
                                                       --------          --------          --------          --------

Weighted average common shares outstanding                7,221             2,809             5,488             2,803
                                                       ========          ========          ========          ========

   The accompanying notes are an integral part of these financial statements.

AUREAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                Six Months Ended
                                                                          --------------------------
                                                                            July 4,         June 28,
                                                                             1999            1998
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net loss from operations                                                  $(10,962)         $(10,932)
Adjustments to reconcile net loss from operations
 to net cash used in operating activities:
      Depreciation and amortization                                          2,979             2,026
      Changes in operating assets and liabilities:
            Restricted cash                                                      6               109
            Accounts receivable                                                  6            (3,432)
            Inventories                                                     (2,728)           (4,845)
            Prepaid expenses and other current assets                         (706)             (549)
            Other assets                                                       242              (465)
            Accounts payable                                                   688               (57)
            Accrued compensation and benefits, and
            other accrued liabilities                                          318              (315)
                                                                          --------          --------
Net cash used in operating activities                                      (10,157)          (18,460)
                                                                          --------          --------

INVESTING ACTIVITIES
Acquisition of property and equipment                                         (751)           (1,038)
                                                                          --------          --------
Net cash used in investing activities                                         (751)           (1,038)
                                                                          --------          --------

FINANCING ACTIVITIES
Proceeds from Line of Credit                                                27,180            18,984
Repayment on Line of Credit                                                (31,554)           (9,074)
Principal payments on pre-petition claims                                     (540)           (1,211)
Proceeds (expenses) from issuance of stock, net of issuance costs           19,973            10,780
                                                                          --------          --------
Net cash provided by financing activities                                   15,059            19,479
                                                                          --------          --------

Net increase/(decrease) in cash and cash equivalents                         4,151               (19)
Cash and cash equivalents at beginning of period                                87               135
                                                                          --------          --------
Cash and cash equivalents at end of period                                $  4,238          $    116
                                                                          ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                             $    637          $  2,439

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES

Conversion of Line of Credit balance to preferred stock                         --          $ 28,685
Accretion/dividends on preferred stock                                    $  1,484          $ 12,121
Valuation of debt-related warrants issued                                       --          $  1,848

   The accompanying notes are an integral part of these financial statements.

AUREAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    THE COMPANY AND RECENT FINANCIAL EVENTS

      Aureal Inc., together with our subsidiaries Crystal River Engineering, Inc. and Aureal Semiconductor Limited, is a producer of digital audio semiconductor and board-level products and advanced digital audio technologies for the personal computer and consumer electronics markets. Crystal River Engineering, which was founded in 1987 and which we acquired in the second quarter of 1996, has been a pioneer in the development of 3D audio technologies. Aureal Semiconductor Limited, located in Hong Kong, was established in March 1998 as a sales, technical support and field engineering office. Our business involves the development and sale of audio processing semiconductor chips and audio-based add-in cards for use in PCs, as well as the licensing of technology that is designed to define and develop advanced audio standards in the marketplace. Our stock symbol on the OTC Bulletin Board is AURL.

      On April 5, 1999, we announced a capital restructuring plan which included a subscription rights offering, the conversion of our outstanding series B preferred stock to common stock and a one-for-fifteen reverse stock split. Under the subscription rights offering, we offered for sale $20 million of our common stock, at a price of $0.60 per share (pre-reverse split). Stockholders of our common stock on April 22, 1999 were offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Our two largest stockholders, Oaktree Capital Management LLC and TCW Special Credits, agreed to purchase any unsubscribed shares of this rights offering up to a maximum amount of $20 million. Oaktree and TCW, holders of all of our series B preferred stock, converted their shares of series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. In consideration of this conversion, we issued an additional 26.2 million shares of common stock to these holders. We did not register these additional 26.2 million shares, but we granted standard demand and piggyback registration rights to Oaktree and TCW. As a result of these actions, most of our preferred stock converted to common stock. We also announced a one-for-fifteen reverse stock split. The split was effected as of June 10, 1999, at which point we had 9,960,577 shares outstanding after the split.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      We, the management of Aureal Inc., have prepared the following Interim Condensed Consolidated Financial Statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The disclosures included in the Interim Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements at January 3, 1999 and the financial footnotes included in our 1998 Annual Report on Form 10-K.

      The Interim Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended July 4, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire fiscal year ending January 2, 2000.

      Cash and Cash Equivalents and Short Term Investments

      We consider cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments.

      Inventories

      Inventories are stated at the lower-of-cost-or-market value on a first-in first-out basis. We do not consider any inventory to be raw material, since our initial point of purchase is for fabricated silicon wafers. Net inventories at July 4, 1999 and January 3, 1999 consisted of the following, in thousands:

                               July 4, 1999      January 3, 1999
                               ------------      ---------------

Work-In-Process ..............      $1,158         $2,460
Finished Goods ...............       5,486          1,456
                                    ------         ------
          Total Inventories ..      $6,644         $3,916
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

      Comprehensive income

      Statement of Financial Accounting Standards No. 130 requires that we disclose all non-owner changes in equity, such as cumulative foreign currency translation adjustments, certain minimum pension liabilities and gains and losses on available-for-sale securities. During the first half of both 1999 and 1998, we had no elements of comprehensive income.

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

      Valuation of Warrants

      In connection with the establishment of a credit facility in June 1998, we issued warrants to purchase 1.35 million shares of our common stock. The fair value of these warrants was estimated utilizing the Black-Scholes valuation method as approximately $1.8 million. This value was being amortized over the two-year term of the credit facility. These warrants were issued in consideration of the Tranche B portion of this credit facility. When the Tranche B portion of this credit facility was terminated in May 1999, the remaining unamortized value of $0.9 million was expensed.

      Loss Per Share

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, which is effective for financial statements for periods ending after December 15, 1997. Statement of Financial Accounting Standards No. 128 requires that the calculation for basic earnings per share exclude the dilutive effect of common stock equivalents in the calculation for basic net income (loss) per share. Diluted earnings per share under Statement of Financial Accounting Standards No. 128, is calculated using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method for outstanding warrants and stock options. Common equivalent shares are excluded from the diluted earnings per share computation only if their effect is anti-dilutive. No common stock equivalents were included in the calculations for any fiscal period presented as, due to our net loss position, any affect would be anti-dilutive.

      Accretion related to the beneficial conversion features of the series A preferred and the series C preferred, and the dividend / accretion rate of 8% on all three series of preferred stock totaled $1.5 million during the first two quarters of 1999. These charges were recorded directly to accumulated deficit and are included as a component of net loss per share attributable to common stockholders.

      Loss per share figures for prior periods have been restated to reflect the effect of the one-for-fifteen reverse stock split effected June 10, 1999.

3.    CREDIT FACILITY

      In connection with our May 1999 capital restructuring, the outstanding balance under our previous line of credit was re-paid and new terms were agreed upon with Transamerica Business Credit Corporation. This new agreement is a $12.2 million credit facility at an interest rate of prime plus 3%. We are subject to certain covenant restrictions under this facility. This agreement is in force until September 30, 1999. We are currently renegotiating the terms of this agreement to include a reduction in the interest rate, an extension of the term to two years and an increase in the total dollars available to borrow under the line.

      Our previous line of credit was entered into on June 5, 1998 with Transamerica Business Credit Corporation and Goldman Sachs Credit Partners L.P. This was a two year $40 million revolving credit facility partially secured by our assets. Terms of the credit facility provided for up to $32.5 million borrowing availability related to specific accounts receivable, referred to as Tranche A, with an additional $7.5 million of availability unrelated to specific collateral requirements, referred to as Tranche B. Interest on borrowings under the two-year agreement was at the rates of prime plus 3% for Tranche A borrowings and prime plus 5% percent for Tranche B borrowings. We were subject to certain covenant restrictions under the credit facility and paid a $600,000 fee to the lenders in connection with the initiation of this credit facility.

4.    EQUITY FUNDING

      On April 5, 1999, we announced a capital restructuring plan which included a subscription rights offering, the conversion of our outstanding series B preferred stock to common stock and a one-for-fifteen reverse stock split. Under the subscription rights offering, we offered for sale $20 million of our common stock, at a price of $0.60 per share (pre-reverse split). Stockholders of our common stock on April 22, 1999 were offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Our two largest stockholders, Oaktree Capital Management LLC and TCW Special Credits, agreed to purchase any unsubscribed shares of this rights offering up to a maximum amount of $20 million. Oaktree and TCW, holders of all of our series B preferred stock, converted their shares of series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. In consideration of this conversion, we issued an additional 26.2 million shares of common stock to these holders. We did not register these additional 26.2 million shares, but we granted standard demand and piggyback registration rights to Oaktree and TCW. As a result of these actions, most of our preferred stock converted to common stock. We also announced a one-for-fifteen reverse stock split. These actions should make it possible for us to qualify for NASDAQ national market listing in the near future.

      At our 1999 annual meeting of stockholders, our stockholders approved a one-for-fifteen reverse stock split and an increase in the number of shares for the stock option plan. The reverse split was effected on June 10, 1999, and these actions have been reflected in the accompanying consolidated financial statements.

5.    INCOME TAXES

      We were not required to provide for income taxes in the first two quarters of 1999 or 1998 due to our net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability. At January 3, 1999, we had available net operating loss carryforwards of approximately $308 million to reduce future taxable income.

INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

      Aureal operates in a single segment which includes three product revenue groups. During the second quarter of 1999 we generated $4.2 million in revenues from the sale of chips, $3.6 million from the sale of board-level products and $0.3 million in revenues from licensing agreements. During the same period in 1998, revenues from chips were $3.2 million and $0.2 million from licensing agreements and miscellaneous audio revenues.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY FORWARD-LOOKING STATEMENTS MADE HEREIN ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. INVESTORS ARE CAUTIONED THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, OUR DEPENDENCE ON THE PERSONAL COMPUTER AND CONSUMER ELECTRONICS INDUSTRIES AND ON PRODUCT LINES BASED ON NEW TECHNOLOGIES; FOUNDRY AND FACTORY CAPACITY, AVAILABILITY AND RELIABILITY; COMPETITION AND PRICING PRESSURES; OUR ABILITY TO SECURE ADDITIONAL FINANCING; AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FOR A FURTHER DISCUSSION OF THE RISKS RELATING TO OUR BUSINESS, SEE THE RISK FACTORS SECTION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

OVERVIEW

           Aureal Inc., together with our subsidiaries Crystal River Engineering, Inc. and Aureal Semiconductor Limited, is a producer of digital audio semiconductor and board-level products and advanced digital audio technologies for the personal computer and consumer electronics markets. We contract with independent silicon manufacturers, which in the semiconductor industry are called foundries, for production of our semiconductor products, and thus we do not fabricate our own semiconductor products. The foundry that manufactures the majority of our semiconductor products is one of the three largest foundries in the world that manufactures products exclusively for outside customers. Our objective is to be a leading provider of advanced digital audio solutions for the personal computer and consumer electronics markets.

           During the first half of 1999, a number of significant events occurred for us:

o In June 1999, we completed a capital restructuring which included a $20 million subscription rights offering of common stock, the conversion of all of our series B and C preferred stock and a one-for-fifteen reverse stock split.

o In May 1999, our stockholders voted to change our name from Aureal Semiconductor Inc. to Aureal Inc. We believe our new name more accurately reflects our focus as a digital audio imaging hardware and software company.

o Also in May 1999, we announced the introduction of the Vortex Advantage soundcard - a new, low-cost audio sub-system for systems integrators.

o In April 1999, we announced that Sony Electronics had begun shipping two new VAIO brand PCs incorporating our Vortex2 audio processors. With the introduction of these machines, Sony became the first manufacturer to design Vortex2 audio processors directly onto a PC motherboard.

o Also in April 1999, we announced the availability of a new digital audio accelerator for desktop and notebook PCs, the Vortex AU8810. This new chip is a low-cost, motherboard solution resulting from the integration of audio and modem capabilities.

o March 1999, we released our A3D 2.0 software development kit, which enables the creation of interactive 3D audio content, to the general development community. This kit had previously only been available to selected game developers. We received an extremely positive response to the new kit, with demand for CDs and Internet downloads of the kit reaching into the thousands.

o Also in March 1999, we announced the formation of a partnership with Flatland Online, Inc. As part of this partnership, we have integrated our A3D 2.0 standard into Flatland's tools and web browser extension software providing easy-to-use positional audio for the 3D web enhanced by our Aureal Wavetracing technology.

o In February 1999, we received Computer Gaming World's prestigious Gaming Hardware of the Year award for our Vortex2 audio processor. This event was significant because it was the first time that the award was presented to an audio hardware company, signifying a shift in industry focus from graphics to audio. Also in February, we began web-based distribution of our A3D Pro sound design software. This marked our first foray into electronic commerce.

o In January 1999, we began direct sales to systems integrators. We also announced an extension of our relationship with Compaq Computer Corporation, in which Compaq agreed to ship our Vortex sound card products in their new Presario 5600 desktop computer products.

      We are headquartered in Fremont, California and have offices in Austin, Texas and Hong Kong. In June 1999 we leased a 100,000 square foot building in Fremont, California. The move to this location will be completed in August 1999 and will consolidate employees from two previously occupied locations in Fremont and allow for future growth. Leases for two smaller locations will expire over the next several months. As of July 4, 1999, we employed 140 people. Of this total, 107 were engaged in engineering functions, 20 were in sales and marketing activities, and 13 were engaged in administrative support. In addition, we utilize the services of contractor consultants to supplement our employee workforce.

           Aureal, Aureal 3D, A3D and the A3D logo are registered trademarks of Aureal Inc. Other trademarks referred to in this document belong to their respective owners.

RESULTS OF OPERATIONS

Second quarter and six months of 1999 compared to second quarter and six months of 1998

           Net sales

           Net sales for the second quarter of 1999 were $8.1 million compared to $3.4 million in the second quarter of 1998. This 138% increase in sales was the result of the continued commercial success in the marketplace of our Vortex and Vortex2 products. During the second quarter of 1999, we introduced new sound cards based on our low-cost Vortex AU8810 chip. We also saw continued channel growth from our AU8820 chips, AU8820 sound cards, AU8830 chips and AU8830 sound cards. Year to date revenues in 1999 were $20.6 million compared to $7.0 million in the prior year. Revenues from the year and second quarter of 1998 consisted mainly of sales of our AU8820 chips. Licensing revenues in the second quarters of 1999 and 1998 were $0.3 and $0.2 million, respectively.

           Gross margin

           Gross margin for the second quarter of 1999 was 38%. This was a 4 point or 12% increase in gross margin over the 34% reported in the first quarter of 1999. This increase was attributable to lower materials costs for our AU8820 and AU8810 chips, favorable pricing agreements for testing and significantly less startup costs for new products. Our gross margin in the second quarter of 1998 was 41% and reflected product cost reduction and one-time favorable variances in product costs. Gross margin was positively affected in all quarters by revenues from licensing. While we anticipate the continuation of revenues from technology licensing agreements, we do not believe that they will be a significant percentage of our total revenues in the future. We believe that our gross margins could vary depending upon market demand for our various products, new product introductions and the timing and volumes of licensing revenues.

           Research and development

           Expenditures for research and development continue to be significant as resources are allocated to create future audio products for both the PC and consumer electronics markets. Spending in this area yields both short-term and long-term product developments as we continue to bring new and improved products to the audio forefront. Research and development expenses increased from $2.9 million in the second quarter of 1998 to $3.6 million in the second quarter of 1999 but declined as a percentage of net sales from 85% to 45%, respectively. Year-to-date research and development expenditures in 1999 were $7.0 million compared to $5.5 million in 1998. This was a 27% increase in dollar expenditures year-to-year. We expect research and development to continue to be a significant area of investment for us as we develop new technologies and explore new audio frontiers. We expect that the level of spending on research and development will fluctuate as a percentage of net sales, but we do not expect it to decline significantly in absolute dollars in the future.

           Sales and marketing

           During the second quarter of 1999, we continued our direct sales efforts to expand our presence in the system integrator channel. To affect this new distribution strategy, we increased selling and marketing headcount, advertising expenses, trade-show participation and travel and commission expenditures. This resulted in an 80% increase in spending in this area between the second quarters of 1999 and 1998, respectively and a 68% increase between 1999 and 1998 on a year-to-date basis. While year-to-date sales and marketing expenses increased in absolute dollar terms from $3.0 million in 1998 to $5.0 million in 1999, these costs decreased as a percentage of net sales from 43% in 1998 to 24% in 1999. As we expand our distribution model, we expect sales and marketing expenses will continue to increase in absolute dollars in the future.

           General and administrative

           General and administrative expenses for the second quarter of 1999 increased to $2.6 million from $0.8 million in 1998. This increase was the result of increased headcount and legal fees. For the second quarter of 1999, legal fees were $1.5 million. These fees were primarily for services directly related to a series of lawsuits between Creative Technology Ltd. and us. For the six months 1999 compared to 1998, general and administrative expenses increased to $3.8 million from $1.7 million but decreased as a percentage of net sales from 24% in 1998 to 18% in 1999. We expect that general and administrative expenses will increase in absolute dollar terms over the next several periods due to headcount increases, the costs associated with providing expanded infrastructure for our organization and continuing legal fees.

           Interest expense

           Interest expense for the second quarters of 1999 and 1998 decreased to $0.7 million from $1.0 million, respectively. This decrease was primarily the result of our recent capital restructuring. The $20.0 million capital infusion in May 1999 allowed us to pay off our previous line of credit. Interest expense for the second quarter of 1999 also included a non-recurring charge of $0.5 million in expensed loan fees that related to the previous credit facility. In June 1998, we paid down and eliminated our previous line of credit in connection with the exchange for our series B preferred stock. This resulted in the decline of interest expense based on the lower outstanding balance of our borrowings. On a year-to-date basis, interest expense declined from $2.0 million in 1998 to $1.1 million in 1999.

           Amortization of debt-related warrants

           In connection with the establishment of a credit facility in June 1998, we issued warrants to purchase 1.35 million shares of our common stock. The fair value of these warrants was estimated utilizing the Black-Scholes valuation method as approximately $1.8 million. This value was being amortized over the two-year term of the credit facility. These warrants were issued in consideration of the Tranche B portion of this credit facility. When the Tranche B portion of this credit facility was terminated in May 1999; the remaining unamortized value of $0.9 million was expensed.

           In August 1997, in conjunction with the expansion and extension of our prior line of credit, we issued warrants to purchase 3.15 million shares of our common stock to our lenders. Using the Black-Scholes valuation method, the estimated fair value of the warrants was determined to be $5.0 million. This value was amortized over the estimated life of the line of credit at the rate of $0.75 million per quarter. When the line of credit was converted to preferred stock in June 1998, the remaining unamortized deferred costs related to the warrants were netted against the outstanding loan balance and eliminated as a reduction of the conversion value of the series B preferred shares.

           Income taxes

           We were not required to provide for income taxes in either the first half of 1999 or 1998, respectively due to our net operating losses. No tax benefit has been recorded for the net operating loss carryforwards due to the uncertainty as to their realizability.

LIQUIDITY AND CAPITAL RESOURCES

           As of July 4, 1999, we had working capital of $5.3 million and stockholders' equity of $7.6 million. The $10.2 million net cash used in operations during the first half of 1999 was approximately $8.3 million less than we used in the first half of 1998. This decrease was primarily due to lower levels of inventory and accounts receivable build. Net cash used for investing in equipment and software tools stayed constant at $0.2 million in the second quarters of both 1999 and 1998. These capital expenditures consisted primarily of purchases of hardware and software tools utilized in our research and development activities. Capital expenditures are anticipated to increase significantly during 1999, to an estimated level of approximately $3 million for the year.

           Financing for second quarter of 1999 cash outlays was provided by our previous line of credit and cash received from our rights offering. We expect that in the next six months we will need additional cash to expand our business and to finance additional inventory and accounts receivable. It is extremely difficult to estimate the cash flows, and the timing of these cash flows, due to our lack of significant sales and customer payment history. We can make no assurance that we will be able to generate positive cash flows in the future.

           On April 5, 1999, we announced a capital restructuring plan which included a subscription rights offering, the conversion of our outstanding series B preferred stock to common stock and a one-for-fifteen reverse stock split. Under the subscription rights offering, we offered for sale $20 million of our common stock, at a price of $0.60 per share (pre-reverse split). Stockholders of our common stock on April 22, 1999 were offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Our two largest stockholders, Oaktree Capital Management LLC and TCW Special Credits, agreed to purchase any unsubscribed shares of this rights offering up to a maximum amount of $20 million. Oaktree and TCW, holders of all of our series B preferred stock, converted their shares of series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. In consideration of this conversion, we issued an additional 26.2 million shares of common stock to these holders. We did not register these additional 26.2 million shares, but we granted standard demand and piggyback registration rights to Oaktree and TCW. As a result of these actions, most of our preferred stock converted to common stock. We also announced a one-for-fifteen reverse stock split. These actions should make it possible for us to qualify for NASDAQ national market listing in the near future.

           In connection with our May 1999 capital restructuring, the outstanding balance under our previous line of credit was re-paid and new terms were agreed upon with Transamerica Business Credit Corporation. This new agreement is a $12.2 million credit facility at an interest rate of prime plus 3%. We are subject to certain covenant restrictions under this facility. This agreement is in force until September 30, 1999. We are currently renegotiating the terms this agreement to include a reduction in the interest rate, an extension of the term to two years and an increase in the total dollars available to borrow under the line.

           At July 4, 1999, we had no borrowings under our credit facility with Transamerica. Our unused borrowing availability under the line was $4.0 million. At quarter-end July 4, 1999, our financial ratios were out of compliance with financial covenant requirements for the credit facility; however, at July 29, we had secured a waiver of non-compliance for these specific covenants.

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

Assessment:
           The year 2000 problem affects some of the computers, software and other equipment that we use, operate or maintain for our operations. We have developed a year 2000 readiness plan to assess our exposure to the year 2000 problem, implement solutions and develop necessary contingency plans. This plan has been reported to our board of directors and progress is reported to them on a regular basis. To date we have obtained verification and validation from the majority of our independent third party software and hardware suppliers of the year 2000 compliance of their products.

Internal infrastructure:

           Of the systems we are currently using, the components of our mission critical software are year 2000 compliant as are the majority of the software packages we employ as engineering tools. Upon completion of the evaluation and assessment of all of our software packages and hardware, we will commence the process of modifying, upgrading and replacing the systems that have been assessed as adversely affected. We expect to complete this process before the occurrence of any material disruption of our business.

           In addition to computers and software packages, there are office equipment such as fax machines, telephone switches, security systems and other common devices which may be affected by the year 2000 problem. Of these pieces of equipment, we have identified our voice mail system as needing replacement or upgrade and this will be completed in August 1999.

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

           We estimate the cost of completing any required modifications, upgrades or replacements of our internal systems to not be significant. All systems that we have tested to date are year 2000 compliant, except for our voice mail system which we will upgrade in August 1999. We believe that the systems that we have not tested can be replaced or modified in the normal course of business.

Suppliers:

           We are contacting our suppliers and checking the web sites of third-party suppliers of components used in the manufacture of our products to determine if these suppliers are certifying that the components they provide us are year 2000 compliant. To date, we believe all critical components that we obtain from third party suppliers are year 2000 compliant. We expect that we will be able to resolve any significant year 2000 problems with any third-party suppliers of components; however, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on our business, operating results and financial condition.

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

RISK FACTORS

           In addition to the other information in this report or incorporated in this report by reference, you should consider carefully the following factors in evaluating Aureal and our business:


WE HAVE COMPLETED A ONE-FOR-FIFTEEN REVERSE STOCK SPLIT AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE

           Our stock price may decline as a result of the one-for-fifteen reverse stock split we effected in June 1999. Many companies that have announced and then effected reverse stock splits have seen their stock price fall, both before and after the reverse split is effected. Our stockholders approved the one-for-fifteen reverse split in our common stock in May 1999. While a reverse stock split does not in any way affect the value of, or your investment in, Aureal, the markets may react negatively to it which could cause our stock price to decline further. We cannot assure you that, as a result of the reverse stock split, our stock price will not decline to a price that is less than fifteen times the price of our stock prior to the reverse stock split.

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE
FUTURE

           We emerged from bankruptcy protection in December 1994. Since that time, we have recorded an accumulated deficit of $185 million as of July 4, 1999. This deficit is comprised of $168 million of incurred losses and $17 million of accretion and dividends on our preferred stock. We generated the majority of our revenues in 1997 and 1996 through technology licensing transactions. The majority of our revenues in 1998 and the first two quarters of 1999 came from the sale of advanced audio products. We expect that the majority of our future revenues will be derived from the sale of advanced audio products. However, we will not be profitable unless we sell significant volumes of our advanced audio products in the future.

A DIRECTOR OF AUREAL HAS VOTING CONTROL OVER A SUBSTANTIAL AMOUNT OF OUR STOCK AND MAY, THEREFORE, INFLUENCE OUR AFFAIRS

           As of July 4, 1999, Richard Masson, a director of Aureal, is deemed to have voting control over approximately 77% of our common stock as a result of his affiliations with Oaktree and TCW. As a result of the amount of our stock deemed to be under the stockholder voting control of Mr. Masson, he may directly and indirectly influence the affairs of Aureal requiring stockholders' approval. Accordingly, Mr. Masson can be deemed to be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

INVESTORS MAY FIND IT DIFFICULT TO TRADE OUR COMMON STOCK ON THE
OVER-THE-COUNTER ELECTRONIC BULLETIN BOARD

           Our common stock trades only on the Over-the-Counter Electronic Bulletin Board. In prior periods, we did not meet the requirements for listing on the NASDAQ National Market or any national stock exchange. However, we believe that our common stock will qualify for listing on the NASDAQ National Market now that we have completed our $20 million rights offering and effected a one-for-fifteen reverse stock split. Because our common stock trades on the Bulletin Board, an investor may find it very difficult to sell or to obtain accurate quotations as to the market value of our common stock. Furthermore, because our common stock is not listed on the NASDAQ National Market, trading in our common stock is also subject to certain rules promulgated by the SEC under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. Generally, a penny stock is any non-NASDAQ National Market listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from affecting transactions in our common stock and may limit the ability of purchasers of our common stock to resell our common stock in the secondary market.

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

WE DEPEND ON A CREDIT FACILITY TO FUND OUR BUSINESS OPERATIONS

           Because we have not been profitable to date, we have had to fund our losses through a combination of equity and debt financings. In June 1999, we entered into a credit facility that provides for an aggregate maximum borrowing of $12.2 million. The interest rate on the credit facility is generally the prime rate plus 3.0%. Accordingly, while the credit facility provides us with needed working capital, the high cost of servicing any borrowing under it could negatively affect our liquidity. In addition, the credit facility may not be sufficient to meet our working capital requirements. In the event we must secure capital in addition to the line of credit, there can be no assurance that such capital will be available on acceptable terms or at all. Our inability to secure future financing, if necessary, would materially adversely affect our business, financial condition and results of operations.

TO COMPETE EFFECTIVELY IN THE AUDIO TECHNOLOGY MARKET, WE NEED TO DEVELOP NEW AUDIO TECHNOLOGIES THAT ARE WIDELY ACCEPTED BY OUR CUSTOMERS

           Our success depends on our ability to develop and market new audio technologies aimed at advancing the level of audio quality in personal computers and consumer electronics devices. To be successful, we must timely develop new products that we can sell at competitive prices to our customers who will design them into their products. In order for our customers to design our advanced audio products into their personal computers and consumer electronic products, we must:

           o          anticipate market trends;

           o anticipate the performance and functionality requirements of our current and potential customers;

           o develop and produce products that meet the timing and pricing requirements of our current and potential customers; and

           o produce products that can be available in a timely manner consistent with our current and potential customers' development and production schedules.

           We are expanding our business model to provide for an increased number of audio-related products, including audio cards and audio communications combination cards. We may require additional working capital funds for this expansion to provide for incremental inventory and broader marketing programs. A number of factors may limit the success of our expansion, and each could negatively impact our business and results of operations. These factors include:

           o the failure of the market for advanced audio products to grow;

           o reduced demand for our products as a result of increased competition in this market; unforeseen technological change; and

           o our potential failure to introduce new versions of products that our customers and the market accept.

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

           The markets for audio products and advanced audio technologies are intensely competitive and are characterized by evolving industry standards that result in:

           o          short product life cycles;

           o          significant pressure to improve price and performance; and

           o          frequent new product introductions.

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

WE MAY NOT HAVE AN ADEQUATE SUPPLY OF OUR PRODUCTS BECAUSE WE DEPEND ON FOUNDRIES AND FACTORIES TO PRODUCE OUR PRODUCTS AND OUR PRODUCTS ARE DIFFICULT TO MANUFACTURE

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

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER OF AUREAL

           Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include, among others:

           o the division of the board of directors into three separate classes;

           o the right of the board to elect the director to fill a space created by the expansion of the board;

           o          the ability of the board to alter our bylaws; and

           o the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

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

WE ARE INVOLVED IN LAWSUITS WITH CREATIVE AND E-MU WHICH COULD NEGATIVELY IMPACT OUR BUSINESS

           In February 1998, Creative Technology Ltd. and its subsidiary, E-Mu Systems, Inc., served us with a lawsuit for patent infringement that Creative and E-Mu filed in the U.S. District Court, Northern District of California. The lawsuit asserts that our original Vortex product infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-Mu. Creative and E-Mu seek, among other things, a preliminary and permanent injunction against alleged continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgment. In August 1998, E-Mu and Creative filed a motion for a preliminary injunction with respect to our original Vortex and updated Vortex2 products. In October 1998, the court denied Creative's motion for preliminary injunction. At that time, our motion for summary judgment was also denied. We believe that the actions that Creative and E-Mu filed are without merit, and we are vigorously defending against these actions. In December 1998, we filed a lawsuit alleging patent infringement against Creative and E-Mu. We believe that Creative and E-Mu have infringed on two of our patents, Patent No. 5,596,644 entitled "Method and Apparatus for Efficient Presentation of Hi-Quality 3-Dimensional Audio" and Patent No. 5,802,180 entitled "Method and Apparatus for Efficient Presentation of 3-Dimensional Audio Including Ambient Effects."

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

THE FAILURE OF OUR KEY SUPPLIERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

           We use a number of computer software programs and operating systems in our internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or even possible replacement of such source code or applications could be necessary. Given the current information, we currently do not anticipate that such year 2000 costs will have a material impact upon us. We have requested and obtained information regarding year 2000 compliance from suppliers and providers of all of our mission critical software systems. Based on the information we currently have, all mission critical systems appear to be year 2000 compliant. We are currently contacting major vendors and customers to obtain year 2000 compliance certificates. The failure of any of our key suppliers or customers to be year 2000 compliant could have a material adverse effect on our business, financial condition and results of operations.

         ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE OF MARKET RISKS

       There has not been a material change in our exposure to interest rate and foreign currency risks since the date of the 1998 Form 10-K.

Interest Rate Risk. Our expose to market risk for changes in interest rate relates primarily to our cash equivalents. We do not invest in derivative financial instruments. Our cash equivalent investments are in money market accounts with high-credit quality issuers. The table below presents principal amounts and related interest rates for our cash equivalent investments at July 4, 1999. Our cash equivalent investments are held in fully liquid money market accounts with no maturity dates.

Foreign Currency Exchange Risk. We transact business with customers and suppliers located in foreign countries. All of these transactions are denominated in US dollars and therefore, we have no significant cash flows that are transacted in foreign currencies.

The table below presents our cash equivalents and related interest rates at July 4, 1999:

                           Carrying                    Interest
                             amount                       rate
                          --------------               ---------
                          (In thousands)

Cash Equivalents               $3,701                    4.8%

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

       In February 1998, Creative Technology Ltd. and its subsidiary, E-Mu Systems, Inc., served us with a lawsuit for patent infringement that Creative and E-Mu filed in the U.S. District Court, Northern District of California. The lawsuit asserts that our original Vortex product infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-Mu. Creative and E-Mu seek, among other things, a preliminary and permanent injunction against alleged continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgment. In August 1998, E-Mu and Creative filed a motion for a preliminary injunction with respect to our original Vortex and updated Vortex2 products. In October 1998, the court denied Creative's motion for preliminary injunction. At that time, our motion for summary judgment was also denied. Creative appealed the denial of the preliminary injunction, and on May 6, 1999, the Federal Court of Appeals affirmed the District Court's ruling denying the preliminary injunction. A trial is currently scheduled for winter of 1999. We believe that the actions that Creative and E-Mu filed are without merit, and we are vigorously defending against these actions.

       In December 1998, we filed a lawsuit alleging patent infringement against Creative and E-Mu. We believe that Creative and E-Mu have infringed on two of our patents, Patent No. 5,596,644 entitled "Method and Apparatus for Efficient Presentation of Hi-Quality 3-Dimensional Audio" and Patent No. 5,802,180 entitled "Method and Apparatus for Efficient Presentation of 3-Dimensional Audio Including Ambient Effects."

       In October 1998, Creative Labs, the U.S. based subsidiary of Creative, filed a second lawsuit against us. This new lawsuit claims we have engaged in "false advertising" and "unfair business practices." These complaints center primarily on a comparison chart prepared by Aureal and published by third parties on the world-wide-web. We believe that this action is without merit and have commenced a vigorous defense of this action. We have filed a response denying these allegations and filed counterclaims against Creative Labs.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Stockholders was held on May 19, 1999 at which the stockholders voted on five proposals. Proposal number one was to re-elect Kenneth A. Kokinakis as a director for a three-year period. Proposal number two was to approve an amendment to our restated certificate of incorporation to change our name from Aureal Semiconductor Inc. to Aureal Inc. Proposal number three was to approve a one-for-fifteen reverse stock split. Proposal number four was to approve an amendment to increase by 3,333,333 the maximum number of shares that may be issued under the 1995 stock option plan and to increase the employee grant limit from 80,000 shares to 500,000. Proposal number five was to ratify the appointment of independent accountants. The results of the votes cast by our stockholders are shown in the table below:

                                                                            Non-Votes and
                      For                Against             Abstain      Broker Non-Votes
                      ---                -------             -------      ----------------
Proposal 1         65,859,782                  0            148,552                 --
Proposal 2         64,815,287          1,169,630             23,417                 --
Proposal 3         64,335,874            975,224             15,091            682,145
Proposal 4         52,247,709          3,549,173             52,289         10,159,163
Proposal 5         65,620,898             68,766            318,670                 --

ITEM 5.         OTHER INFORMATION

       On August 6, 1999, Thomas K. Smith, Jr. resigned from our board of directors concurrent with his separation from his employer Trust Company of the West, a wholly owned subsidiary of the TCW Group, Inc.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibit index at page 23.

       (b) Reports on Form 8-K: We filed no reports on Form 8-K during the second quarter ended July 4, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AUREAL INC.



Date:      August 17, 1999               By:       /s/Kenneth A. Kokinakis
                                                   ---------------------------
                                         Kenneth A. Kokinakis
                                         President and Chief Executive Officer


Date:      August 17, 1999               By:       /s/David J. Domeier
                                                   ---------------------------
                                         David J. Domeier
                                         Senior Vice President of Finance
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

       10.10 Industrial space sublease with Lam Research Corporation, dated June 7, 1999.

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

(11) Incorporated by reference to exhibits filed with Form S-3 (Registration number 333-75631) filed April 2, 1999.