Form 10-Q
period 1999-10-03
AUREAL SEMICONDUCTOR INC
filed 1999-11-17
CIK 892433

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.




                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

                         Commission File Number 0-20684



                                   AUREAL INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     94-3117385
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                    Identification Number)

                            45757 NORTHPORT LOOP WEST
                                FREMONT, CA 94538
                    (Address of principal executive offices)
                            Telephone: (510) 252-4245

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

                       Yes    [X]         No     [ ]

At November 1, 1999, 9,965,943 shares of common stock, $0.001 par value, of the registrant were outstanding.

This report on Form 10-Q contains 21 pages. The exhibit index is on page 21.

                                   AUREAL INC


                                    FORM 10-Q

                                Table of Contents

                                                                                 Page
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements.............................................3
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................9
         Item 3.  Qualitative and Quantitative Disclosure of Market Risks.........18

PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings...............................................19
         Item 5.  Other Information...............................................19
         Item 6.  Exhibits and Reports on Form 8-K................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUREAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                             October 3, 1999   Jan. 3, 1999
                                                                             ---------------   ------------
                                                                               (Unaudited)
ASSETS:
     Current assets:
         Cash and cash equivalents                                              $     263        $      87
         Restricted cash                                                               --                6
         Accounts receivable                                                        8,890            4,781
         Inventories                                                                3,239            3,916
         Deferred fair value of debt related warrants                                  --              924
         Prepaid loan fees and other current assets                                   791              757
                                                                                ---------        ---------
              Total current assets                                                 13,183           10,471
     Property and equipment:
         Machinery and equipment                                                    6,346            4,636
         Furniture, fixtures and improvements                                         888              639
                                                                                ---------        ---------
                                                                                    7,234            5,275
         Accumulated depreciation and amortization                                 (3,978)          (2,795)
                                                                                ---------        ---------
              Net property and equipment                                            3,256            2,480
     Other long-term assets                                                           161              687
                                                                                ---------        ---------
              Total assets                                                      $  16,600        $  13,638
                                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
     Current liabilities:
         Line of credit                                                         $   4,149        $   4,329
         Accounts payable                                                           6,793            5,966
         Accrued compensation and benefits                                          2,280            1,765
         Other accrued liabilities                                                    978            1,061
         Current portion of pre-petition claims                                       982              936
                                                                                ---------        ---------
              Total current liabilities                                            15,182           14,057
     Long-term portion of pre-petition claims and deferred obligations                262              889
                                                                                ---------        ---------
              Total liabilities                                                    15,444           14,946

     Stockholders' equity (deficit): Preferred stock, $0.001 par value, authorized shares-5,000,000:
              Series A: Authorized shares - 500; Issued and
              outstanding
              Shares - 35 and 249,  respectively                                       --               --
              Series B: Authorized shares - 60,000; 40,966 shares
              Issued and outstanding in 1998                                           --               --
              Series C: Authorized shares - 1,500; 600 shares
              Issued and outstanding in 1998                                           --               --
         Additional paid-in capital                                                   394           51,421
         Common stock, $0.001 par value:
              Authorized shares - 200,000,000; Issued and outstanding
              Shares - 9,965,943 and 3,178,422, respectively                           10               48
         Additional paid-in capital                                               192,221          119,790
         Accumulated deficit                                                     (191,469)        (172,567)
                                                                                ---------        ---------
              Total stockholders' equity (deficit)                                  1,156           (1,308)
                                                                                ---------        ---------
              Total liabilities and stockholders' equity (deficit)              $  16,600        $  13,638
                                                                                =========        =========

   The accompanying notes are an integral part of these financial statements.

AUREAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Quarter Ended                Nine Months Ended
                                                    ----------------------------    ----------------------------
                                                    October 3,     September 27,    October 3,     September 27,
                                                       1999            1998           1999             1998
                                                            (Unaudited)                    (Unaudited)
Net sales                                            $ 11,153        $  7,535        $ 31,794        $ 14,553
Cost of sales                                           7,120           5,390          20,454          10,216
                                                     --------        --------        --------        --------
Gross margin                                            4,033           2,145          11,340           4,337

Operating expenses:
    Research and development                            5,312           3,014          12,311           8,548
    Sales and marketing                                 2,723           1,511           7,725           4,495
    General and administrative                          2,214           1,192           6,001           2,868
                                                     --------        --------        --------        --------
        Total operating expenses                       10,249           5,717          26,037          15,911

                                                     --------        --------        --------        --------
Operating loss                                         (6,216)         (3,572)        (14,697)        (11,574)

    Amortization of debt related warrants                  --            (231)         (1,309)         (1,558)
    Interest expense                                     (227)           (300)         (1,358)         (2,294)
    Other income (expense), net                            (6)              5             (47)            396
                                                     --------        --------        --------        --------
Loss from operations before income taxes               (6,449)         (4,098)        (17,411)        (15,030)

Provision for income taxes                                 --              --              --              --
                                                     --------        --------        --------        --------

Net loss                                             $ (6,449)       $ (4,098)       $(17,411)       $(15,030)
                                                     ========        ========        ========        ========

Accretion/dividends related to preferred stock       $     (7)       $ (1,891)       $ (1,491)       $(14,012)
                                                     ========        ========        ========        ========

Net loss attributable to common stockholders         $ (6,456)       $ (5,989)       $(18,902)       $(29,042)
                                                     ========        ========        ========        ========

Net loss per share: basic and diluted                $  (0.65)       $  (2.10)       $  (2.71)       $ (10.31)
                                                     --------        --------        --------        --------

Weighted average common shares outstanding              9,964           2,846           6,980           2,818
                                                     ========        ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

AUREAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                      Nine Months Ended
                                                                  ---------------------------
                                                                  October 3,    September 27,
                                                                     1999            1998
                                                                         (Unaudited)
OPERATING ACTIVITIES
Net loss                                                          $(17,411)       $(15,030)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                   3,858           2,709
     Changes in operating assets and liabilities:
          Restricted cash                                                6             102
          Accounts receivable                                       (4,340)         (5,610)
          Inventories                                                  908          (3,741)
          Prepaid expenses and other current assets                 (1,446)           (613)
          Other assets                                                 242            (465)
          Accounts payable                                             708           1,995
          Accrued compensation and benefits, and
          other accrued liabilities                                    432            (342)
                                                                  --------        --------
Net cash used in operating activities                              (17,043)        (20,995)
                                                                  --------        --------

INVESTING ACTIVITIES
Acquisition of property and equipment                               (1,969)         (1,676)
                                                                  --------        --------
Net cash used in investing activities                               (1,969)         (1,676)
                                                                  --------        --------

FINANCING ACTIVITIES
Proceeds from Line of Credit                                        39,157          28,465
Repayment on Line of Credit                                        (39,382)        (15,546)
Principal payments on pre-petition claims                             (581)           (911)
Proceeds from issuance of stock, net of issuance costs              19,994          10,818
                                                                  --------        --------
Net cash provided by financing activities                           19,188          22,826
                                                                  --------        --------

Net increase/(decrease) in cash and cash equivalents                   176             155
Cash and cash equivalents at beginning of period                        87             135
                                                                  --------        --------
Cash and cash equivalents at end of period                        $    263        $    290
                                                                  ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                     $    801        $  2,739

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES

Conversion of Line of Credit balance to preferred stock                 --        $ 28,685
Accretion/dividends on preferred stock                            $  1,491        $ 14,012
Valuation of debt-related warrants issued                               --        $  1,848

   The accompanying notes are an integral part of these financial statements.

AUREAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   THE COMPANY

     Aureal Inc., together with our subsidiaries Crystal River Engineering, Inc. and Aureal Limited, is a producer of digital audio semiconductor and board-level products and advanced digital audio technologies primarily for the personal computer market. Crystal River Engineering, which was founded in 1987 and which we acquired in the second quarter of 1996, has been a pioneer in the development of 3D audio technologies. We established Aureal Limited, located in Hong Kong, in March 1998 as a sales, technical support and field engineering office. Our business involves the development and sale of audio processing semiconductor chips and audio-based add-in cards for use in PCs, as well as the licensing of technology that is designed to define and develop advanced audio standards in the marketplace. Our stock symbol on the OTC Bulletin Board is AURL.

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

     The preparation of financial statements in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     The Interim Condensed Consolidated Financial Statements reflect, in our opinion, all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results of operations for the fiscal quarter ended October 3, 1999 are not necessarily indicative of the results that may be expected for the subsequent quarter or the entire fiscal year ending January 2, 2000.

     Cash and Cash Equivalents and Short Term Investments

     We consider cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments.

     Inventories

     Inventories are stated at the lower-of-cost-or-market value on a first-in first-out basis. We do not consider any inventory to be raw material, since our initial point of purchase is for fabricated silicon wafers. Net inventories at October 3, 1999 and January 3, 1999 consisted of the following, in thousands:

                       October 3, 1999    January 3, 1999
                       ---------------    ---------------
Work-In-Process ........   $1,275             $2,460
Finished Goods .........    1,964              1,456
                           ------             ------
    Total Inventories...   $3,239             $3,916
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

     Comprehensive income

     Statement of Financial Accounting Standards No. 130 requires that we disclose all non-owner changes in equity, such as cumulative foreign currency translation adjustments, certain minimum pension liabilities and gains and losses on available-for-sale securities. During the first nine months of both 1999 and 1998, we had no significant elements of comprehensive income.

     Concentration of Financial Instrument Risks and Credit Risks

     Financial instruments which potentially subject us to concentration of market risk consist primarily of our line of credit. Concentration of market risk on the line of credit is related to changes in the prime lending rate, as the majority of our debt bears interest at rates that fluctuate with changes in the prime lending rate. Our credit risk consists primarily of trade receivables. Some of these trade receivables are the result of sales to foreign companies. We have established an allowance for doubtful accounts based on the credit risks of the business in general.

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

     Loss Per Share

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, which requires that the calculation for basic earnings per share exclude the dilutive effect of common stock equivalents in the calculation for basic net income (loss) per share. Diluted earnings per share under Statement of Financial Accounting Standards No. 128, is calculated using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method for outstanding warrants and stock options. Common equivalent shares are excluded from the diluted earnings per share computation only if their effect is anti-dilutive. No common stock equivalents were included in the calculations for any fiscal period presented, as due to our net loss position, any affect would be anti-dilutive.

     Accretion related to the beneficial conversion features of the series A preferred stock and the series C preferred stock, and the dividend / accretion rate of 8% on the series A, series B and series C preferred stock totaled $1.5 million during the first three quarters of 1999. These charges were recorded directly to accumulated deficit and are included as a component of net loss per share attributable to common stockholders.

     Loss per share figures for prior periods have been restated to reflect the effect of the one-for-fifteen reverse stock split effected June 10, 1999.

3.   CREDIT FACILITY

     Effective September 30, 1999, our existing line of credit was amended to
(1) increase the total availability to $25.0 million, (2) add PNC Bank, National Association as an additional lender with Transamerica Business Credit Corporation, and (3) reduce the interest rate on borrowings to prime plus 2%. In addition, the amended line of credit provides for the issuance of standby letters of credit up to a limit of $1.5 million. As part of this line expansion, an affiliate of Oaktree Capital Management, LLC provided to the lenders a guarantee, on behalf of Aureal, for up to $5.0 million of availability, which is not subject to specific asset-based requirements. The lenders under the credit facility hold a lien against substantially all of Aureal's assets. We are subject to certain covenant restrictions under this facility. This agreement is scheduled to terminate on July 2, 2001.

4.   EQUITY FUNDING

     During the second quarter of this year, we effected a capital restructuring plan which included a subscription rights offering, the conversion of our outstanding series B preferred stock to common stock and a one-for-fifteen reverse stock split. Under the subscription rights offering, we offered for sale $20 million of our common stock, at a price of $0.60 per share (pre-reverse split). Stockholders of our common stock on April 22, 1999 were offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Our two largest stockholders, Oaktree Capital Management LLC and TCW Special Credits, agreed to purchase any unsubscribed shares of this rights offering up to a maximum amount of $20 million. Oaktree and TCW, holders of all of our series B preferred stock, converted their shares of series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. In consideration of this conversion, we issued an additional 26.2 million shares of common stock to these holders. We did not register these additional 26.2 million shares, but we granted standard demand and piggyback registration rights to Oaktree and TCW. As a result of these actions, most of our preferred stock converted to common stock. We also effected the one-for-fifteen reverse stock split on June 10, 1999, at which point, we had 9,960,577 shares outstanding.

5.   INCOME TAXES

     We were not required to provide for income taxes in the first three quarters of 1999 or 1998 due to our net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability. At January 3, 1999, we had available net operating loss carryforwards of approximately $308 million to reduce future taxable income.

6.   INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     We operate in a single segment, which includes three product revenue groups. During the third quarter of 1999, we generated $3.2 million in revenues from the sale of semiconductor chips, $7.7 million from the sale of board-level products and $0.3 million in revenues from licensing agreements. During the same period in 1998, revenues from semiconductor chips were $5.7 million, with $1.7 million from board-level products and $0.1 million from licensing agreements and miscellaneous audio revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY FORWARD-LOOKING STATEMENTS MADE HEREIN ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. INVESTORS ARE CAUTIONED THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, OUR DEPENDENCE ON THE PERSONAL COMPUTER INDUSTRY AND ON PRODUCT LINES BASED ON NEW TECHNOLOGIES; FOUNDRY AND FACTORY CAPACITY, AVAILABILITY AND RELIABILITY; COMPETITION AND PRICING PRESSURES; OUR ABILITY TO SECURE ADDITIONAL FINANCING; AND OTHER RISKS DETAILED BELOW AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FOR A FURTHER DISCUSSION OF THE RISKS RELATING TO OUR BUSINESS, SEE THE RISK FACTORS SECTION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

OVERVIEW

     Aureal Inc., together with our subsidiaries Crystal River Engineering, Inc. and Aureal Limited, is a producer of digital audio semiconductor and board-level products and advanced digital audio technologies for the personal computer market. We contract with independent silicon manufacturers, which in the semiconductor industry are called foundries, for production of our semiconductor products, and thus we do not fabricate our own semiconductor products. The foundry that manufactures the majority of our semiconductor products is one of the three largest foundries in the world that manufactures products exclusively for outside customers. Our objective is to be a leading provider of advanced digital audio solutions for the personal computer market.

     To date in 1999, a number of significant events occurred for us:

- During September 1999, we announced and began shipping two new audio boards, the Vortex SQ1500 and the Vortex2 SQ2500, for the retail market. We are distributing these boards initially through a number of national electronics retailers as well as our e-commerce website.
- In August 1999, we moved our Fremont operations into a larger building, which we have leased for a minimum of two and one-half years. We have options to extend the lease, if the sub-lessor agrees, at the time of the extension.
- In June 1999, we completed a capital restructuring which included a $20 million subscription rights offering of common stock, the conversion of all of our series B and C preferred stock and a one-for-fifteen reverse stock split.
- In May 1999, our stockholders voted to change our name from Aureal Semiconductor Inc. to Aureal Inc. We believe our new name more accurately reflects our focus as a digital audio imaging hardware and software company.
- Also in May 1999, we announced the introduction of the Vortex Advantage soundcard - a new, low-cost audio sub-system for systems integrators.
- In April 1999, we announced that Sony Electronics had begun shipping two new VAIO brand PCs incorporating our Vortex2 audio processors. With the introduction of these machines, Sony became the first manufacturer to design Vortex2 audio processors directly onto a PC motherboard.
- Also in April 1999, we announced the availability of a new digital audio accelerator for desktop and notebook PCs, the Vortex AU8810. This new chip is a low-cost, motherboard solution resulting from the integration of audio and modem capabilities.
- In March 1999, we released our A3D 2.0 software development kit, which enables the creation of interactive 3D audio content, to the general development community. This kit had previously only been available to selected game developers.
- Also in March 1999, we announced the formation of a partnership with Flatland Online, Inc. As part of this partnership, we have integrated our A3D 2.0 standard into Flatland's tools and web browser extension software providing easy-to-use positional audio for the 3D web enhanced by our Aureal Wavetracing technology.
- In February 1999, we received Computer Gaming World's prestigious Gaming Hardware of the Year award for our Vortex2 audio processor. This was the first time that the award was presented to an audio hardware company. Also in February, we began web-based distribution of our A3D Pro sound design software
- In January 1999, we began direct sales to systems integrators. We also announced an extension of our relationship with Compaq Computer Corporation, in which Compaq agreed to ship our Vortex sound card products in their new Presario 5600 desktop computer products.

     We are headquartered in Fremont, California and have offices in Austin, Texas and Hong Kong. As of November 1, 1999, we employed 128 people. Of this total, 78 were engaged in engineering functions, 34 were in sales and marketing activities, and 16 were engaged in administrative support. In addition, we utilize the services of contractor consultants to supplement our employee workforce.

         Aureal, A3D, Vortex SQ1500, and Vortex2 2500 are trademarks, and Vortex is a registered trademark of Aureal Inc. Other names referred to in this document may be trademarks of their respective owners.

RESULTS OF OPERATIONS

Third quarter and nine months of 1999 compared to the third quarter and nine months of 1998

         Net sales

         Net sales for the third quarter of 1999 of $11.2 million increased 48% over the $7.5 million generated in the same quarter of 1998. The sales increase reflected increased volumes of products shipped to many of our OEM and system integrator customers, as well as initial shipments of our Vortex SQ1500 and Vortex2 SQ2500 audio boards to the retail market. Year-to-date revenues for 1999 of $31.8 million more than doubled the $14.6 million 1998 amount. The most significant area of growth from 1998 to 1999 has been the emergence of Aureal's board-level products. Board-level products accounted for 69% of our revenues in the third quarter and 61% year-to-date, as compared to 22% for the same quarter and 11% year-to-date in 1998. Audio boards, including an Aureal audio semiconductor chip, generally have a higher average selling price than a direct chip sale. All of our system integrator and retail revenues consist of board-level sales, and our OEM revenues consist of both chip and board-level sales. In addition, sales of audio chips to manufacturers of PC "motherboards" are an increasing portion of our quarterly sales. Licensing revenue in all periods discussed was not significant.

         Gross margin

         Gross margin for both the third quarter and year-to-date in 1999 was 36%. The gross margin on the sale of our products for any period is affected by both the margins on the individual products and the mix of products sold during the period. In addition, the market into which a product is sold, OEM, system integrator or retail, can have an impact on the gross margin recognized on any specific product. Gross margins for the third quarter and year-to-date in 1998 were 28% and 30%, respectively. Gross margins were adversely affected in 1998 due to costs incurred in the "start-up" phase of the AU8830 chip. We have experienced some reductions in the cost of the chips and surrounding processing as a result of the manufacturing maturity and increasing volumes of parts being manufactured during 1999.

         Research and development

         Expenditures for research and development continue to be significant as resources are allocated to create future audio products and technologies. Spending in this area yields both short-term and long-term product developments as we continue to bring new and improved products to the market. Research and development expenses increased from $3.0 million in the third quarter of 1998 to $5.3 million in the third quarter of 1999. During the third quarter of 1999, we incurred significant expenditures for chip and audio technology development. In addition, we invested in the development of new audio loudspeaker and internet audio technologies. The Aureal Vortex Player, a software package designed to provide full internet audio capabilities over time, began shipping with our Aureal Vortex boards late in the third quarter of 1999. Year-to-date research and development expenditures increased 44% from $8.5 million for the first nine months of 1998 to $12.3 million for the first nine months of 1999. Certain development efforts ended late in the third quarter and early fourth quarter of 1999. As a result, some reductions in force, both employees and outside contractors and consultants, are being made during the fourth quarter to reduce costs on certain programs going forward. We expect research and development to continue to be a significant area of investment for us as we develop new audio technologies and products.

         Sales and marketing

         During the third quarter of 1999, we continued our direct sales efforts to expand our presence in the system integrator channel. In addition, toward the end of the quarter we incurred expenses related to the introduction of our new Vortex SQ1500 and Vortex2 SQ2500 audio boards in the retail market. This effort included development of Aureal's own retail e-commerce website as well as advertising and promotional expenditures that focused on Aureal's entry into the retail audio board market. While year-to-date sales and marketing expenses increased in absolute dollar terms from $4.5 million in 1998 to $7.7 million in 1999, these costs decreased as a percentage of net sales from 31% in 1998 to 24% in 1999. As we expand our distribution model and revenues increase, we expect sales and marketing expenses will continue to increase in absolute dollars in the future.

         General and administrative

         General and administrative expenses for the third quarter of 1999 increased to $2.2 million from $1.2 million in 1998. The most significant individual component of this increase was legal fees, as we prepared for the scheduled November trial against Creative Technology Ltd. relative to alleged patent infringement. For the first nine months of 1999, general and administrative expenses increased to $6.0 million compared to $2.9 million for the same period of 1998, again primarily as a result of increased legal costs.

         Interest expense

         Interest expense for the third quarter of 1999 decreased to $0.2 million from $0.3 million in the same period in 1998. Relatively low interest costs in the third quarters of both years resulted from infusions of equity capital in the second quarters of both years, and our subsequent paydowns of debt in June of each year. On a year-to-date basis, interest expense declined from $2.3 million in 1998 to $1.4 million in 1999, primarily due to the reduced debt balances as a result of the equity capital infusions in both 1998 and 1999.

         Amortization of debt-related warrants

         In connection with the establishment of a credit facility in June 1998, we issued warrants to purchase 1.35 million (pre-reverse split) shares of our common stock. The fair value of these warrants was estimated utilizing the Black-Scholes valuation method as approximately $1.8 million. This value was being amortized over the original two-year term of the credit facility. These warrants were issued in consideration for the Tranche B portion of this credit facility. When the Tranche B portion of this credit facility was terminated in May 1999; the remaining unamortized value of $0.9 million was expensed.

         In August 1997, in conjunction with the expansion and extension of our prior line of credit, we issued warrants to purchase 3.15 million (pre-reverse split) shares of our common stock to our lenders. Using the Black-Scholes valuation method, the estimated fair value of the warrants was determined to be $5.0 million. This value was amortized over the estimated life of the line of credit at the rate of $0.75 million per quarter. When the line of credit was converted to preferred stock in June 1998, the remaining unamortized deferred costs related to the warrants were netted against the outstanding loan balance and eliminated as a reduction of the conversion value of the series B preferred shares.

         Income taxes

         We were not required to provide for income taxes in either the first nine months of 1999 or 1998, respectively, due to our net operating losses. No tax benefit has been recorded for the net operating loss carryforwards due to the uncertainty as to their realizability.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 3, 1999, we had a working capital deficit of $2.0 million, classifying all outstanding balances under our line of credit as current liabilities, and stockholders' equity of $1.2 million. We used $17.0 million of cash to support operations during the first nine months of 1999 as compared to $21.0 million for the same period in 1998. While operating losses were greater in 1999, investments in inventories, accounts receivable and other current assets were reduced from the requirements for 1998.

         Financing for our 1999 year-to-date cash outlays was provided by a combination of our line of credit and cash received from our June 1999 rights offering. We expect that in the next twelve months we will need additional cash to fund and expand our business and to finance additional inventory and accounts receivable. It is extremely difficult to estimate the cash flows, and the timing of these cash flows, due to our lack of significant sales and customer payment history. We are working to increase revenues and control costs to provide for positive cash flow operations in the future, however, we can make no assurances that we will achieve such positive cash flow from operations within the near future. We anticipate that our available line of credit will continue to provide sufficient funding for the foreseeable future.

         On June 10, 1999, we completed a capital restructuring plan which included a subscription rights offering, the conversion of our outstanding series B preferred stock to common stock and a one-for-fifteen reverse stock split. Under the subscription rights offering, we offered for sale $20 million of our common stock, at a price of $0.60 per share (pre-reverse split). Stockholders of our common stock on April 22, 1999 were offered, on a pro-rata basis, the opportunity to purchase new shares of our common stock. Our two largest stockholders, Oaktree Capital Management LLC and TCW Special Credits, agreed to purchase any unsubscribed shares of this rights offering up to a maximum amount of $20 million. Oaktree and TCW, holders of all of our series B preferred stock, converted their shares of series B preferred stock into 20.5 million shares of common stock upon the closing of the rights offering. In consideration of this conversion, we issued an additional 26.2 million shares of common stock to these holders. We did not register these additional 26.2 million shares, but we granted standard demand and piggyback registration rights to Oaktree and TCW. As a result of these actions, most of our preferred stock was converted to common stock.

         In connection with our second quarter 1999 capital restructuring, the outstanding balance under our line of credit was re-paid and new terms were agreed upon with Transamerica Business Credit Corporation. Effective September 30, 1999 our line of credit was amended to (1) increase the total availability to $25.0 million, (2) add PNC Bank, National Association as an additional lender with Transamerica Business Credit Corporation, and (3) reduce the interest rate on borrowings to prime plus 2%. In addition, the amended line of credit provides for the issuance of standby letters of credit up to a limit of $1.5 million. As part of this line expansion, an affiliate of Oaktree Capital Management, LLC provided to the lenders a guarantee, on behalf of Aureal, for up to $5.0 million of availability, which is not subject to specific asset-based requirements. We are subject to certain covenant restrictions under this facility. This agreement is scheduled to terminate on July 2, 2001.

         At October 3, 1999, we had a $4.1 million outstanding balance under our line of credit. Our unused borrowing availability under the line was $4.9 million.

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

         In addition to computers and software packages, some office equipment such as fax machines, telephone switches, security systems and other common devices may be affected by the year 2000 problem. Of these pieces of equipment, we identified our voice mail system as having year 2000 issues, and upgraded it in October 1999.

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

         We estimate the cost of completing any required modifications, upgrades or replacements of our internal systems to not be significant. All systems that we have tested to date are year 2000 compliant. We believe that the systems that we have not tested can be replaced or modified in the normal course of business.

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

RISK FACTORS

         In addition to the other information in this report or incorporated in this report by reference, you should consider carefully the following factors in evaluating Aureal and our business:

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE
FUTURE

         We emerged from bankruptcy protection in December 1994. Since that time, we have recorded an accumulated deficit of $191 million as of October 3, 1999. This deficit is comprised of $174 million of incurred losses and $17 million of accretion and dividends on our preferred stock. We generated the majority of our revenues in 1997 and 1996 through technology licensing transactions. The majority of our revenues in 1998 and the first three quarters of 1999 were derived from the sale of advanced audio products. We expect that the majority of our future revenues will be derived from the sale of advanced audio products. However, we will not be profitable unless we sell significant volumes of our advanced audio products in the future.

A DIRECTOR OF AUREAL HAS VOTING CONTROL OVER A SUBSTANTIAL AMOUNT OF OUR STOCK AND MAY, THEREFORE, INFLUENCE OUR AFFAIRS

         As of October 3, 1999, Richard Masson, a director of Aureal, is deemed to have voting control over approximately 77% of our common stock as a result of his affiliations with Oaktree and TCW. Accordingly, Mr. Masson can be considered to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

WE EXPECT THE AVERAGE SELLING PRICE OF OUR ADVANCED AUDIO PRODUCTS TO DECREASE, WHICH MAY REDUCE GROSS MARGINS AND REVENUES

         Product prices in the audio technology industry generally decrease over the life of a particular product. The willingness of prospective customers to design our advanced audio products into their products depends to a significant extent upon our ability to price our products at levels that are cost-effective for these customers. As the markets for our products mature and competition increases, we anticipate that prices for our advanced audio products will decline over time. If we are unable to reduce our costs sufficiently to offset declines in our product prices, or if we are unable to introduce new, higher performance products with higher product prices, our gross margins and revenues could decline.

WE DEPEND ON A CREDIT FACILITY TO FUND OUR BUSINESS OPERATIONS

         Because we have not been profitable to date, we have had to fund our losses through a combination of equity and debt financings. Our current line of credit provides for an aggregate maximum borrowing of $25.0 million. The interest rate on the credit facility is generally the prime rate plus 2.0%. Accordingly, while the credit facility provides us with needed working capital, the high cost of servicing any borrowing under it could negatively affect our liquidity. In addition, the credit facility may not be sufficient to meet our working capital requirements. In the event we must secure capital in addition to the line of credit, we cannot guarantee that capital will be available on acceptable terms or at all. Our inability to secure future financing, if necessary, would materially adversely affect our business, financial condition and results of operations.

TO COMPETE EFFECTIVELY IN THE AUDIO TECHNOLOGY MARKET, WE NEED TO DEVELOP NEW AUDIO TECHNOLOGIES THAT ARE WIDELY ACCEPTED BY OUR CUSTOMERS

         Our success depends on our ability to develop and market new audio technologies aimed at advancing the level of audio quality in personal computers. To be successful, we must timely develop new products that we can sell at competitive prices to our customers who will design them into their products. In order for our customers to design our advanced audio products into their personal computers, we must:

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

         We have expanded our business model to provide for an increased number of audio-related products, including audio cards and audio communications combination cards. We anticipate continuing to increase the number of products within our line to include additional audio cards as well as speaker products in the future. We may require additional working capital funds for this expansion to provide for incremental inventory and broader marketing programs. A number of factors may limit the success of our expansion, and each could negatively impact our business and results of operations. These factors include:

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

NEW GENERATIONS OF MICROPROCESSORS AND OTHER NEW TECHNOLOGIES MAY DECREASE DEMAND FOR OUR PRODUCTS

         New generations of microprocessors that are capable of performing advanced audio functions may greatly reduce demand for our advanced audio products. Each successive generation of microprocessors has provided increased performance, which could, in the future, result in a microprocessor capable of performing advanced audio functions to an extent that diminishes or eliminates the need or preference for our products. In addition, each new generation of technology, including digital audio technology, generally requires increased processing power. The increased capabilities of microprocessors in the future may lower demand for our products which will materially adversely affect our business, financial condition and results of operations.

INTENSE COMPETITION IN THE MARKET FOR ADVANCE AUDIO PRODUCTS AND TECHNOLOGIES COULD PREVENT US FROM INCREASING REVENUE AND ACHIEVING PROFITABILITY

         The markets for advanced audio products and technologies are intensely competitive and are characterized by evolving industry standards that result in:

          -    short product life cycles,

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

         We do not manufacture our own products, and we depend on outside manufacturing resources for production of all of our products. Currently, we utilize one foreign semiconductor foundry and one contract manufacturer for production of our board level products. These facilities have indicated to us that they have the manufacturing availability to provide for our planned levels of production of each of our products for the next 12 months; however, our production relationship with them is based only upon purchase orders. Consequently, they may not continue to adequately provide manufacturing capacity to us for our current level of production or any potential increases in our production levels. In the event that they cease to manufacture our products, we would have to contract with alternative facilities. However, we may not be able to timely contract with alternative facilities or to contract with them at all. Such a situation could materially adversely affect our ability to sell products to our customers, which in turn would materially adversely affect our financial condition and results of operations.

         During September 1999, Taiwan sustained significant damage as a result of a major earthquake and related aftershocks. The foundry we depend upon for our semiconductor products is located in Taiwan. It sustained some damage and was non-operational for a number of days due to power outages. While there was some minor delay in the delivery of some chips in process at the time of the earthquake, no significant impact to our chip delivery schedule is currently expected as a result of the earthquake. Other factories that supply a number of electronic components to the PC industry were impacted to various degrees by the earthquake and resultant power outages. While we are not aware of any specific product shortages that may adversely impact our products, as a result of the earthquake, these shortages may occur. If the events in Taiwan impact the availability of components for our products, the manufacture of our products could be delayed, which could adversely impact our business.

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

WE ARE INVOLVED IN LAWSUITS WITH CREATIVE AND E-MU WHICH COULD NEGATIVELY IMPACT OUR BUSINESS

         In February 1998, Creative Technology Ltd. and its subsidiary, E-Mu Systems, Inc., served us with a lawsuit alleging patent infringement that Creative and E-Mu filed in the U.S. District Court, Northern District of California. The lawsuit asserts that our original Vortex product infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-Mu. Creative and E-Mu seek, among other things, a preliminary and permanent injunction against alleged continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgment. In August 1998, E-Mu and Creative filed a motion for a preliminary injunction with respect to our original Vortex and updated Vortex2 products. In October 1998, the court denied Creative's motion for preliminary injunction. At that time, our motion for summary judgment was also denied. We believe that the actions that Creative and E-Mu filed are without merit, and we are vigorously defending against these actions. The case is currently scheduled for trial in November 1999.

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

Interest Rate Risk. Our expose to market risk for changes in interest rates relate primarily to our borrowings under our line of credit and any cash equivalents. Our line of credit calls for interest at the rate of prime plus 2%. As of October 3, 1999, we did not hold any significant cash equivalents. During much of the third quarter, and currently, we are a "net borrower" whereas we utilized any daily positive cash flows to pay down our line of credit, and thus did not hold any significant cash equivalent balances for any period of time. Our line of credit balance as of October 3, 1999 was $4.1 million.

Foreign Currency Exchange Risk. We transact business with customers and suppliers located in foreign countries. All of these transactions are denominated in US dollars and therefore, we have no significant cash flows that are transacted in foreign currencies.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In February 1998, Creative Technology Ltd. and its subsidiary, E-Mu Systems, Inc., served us with a lawsuit alleging patent infringement that Creative and E-Mu filed in the U.S. District Court, Northern District of California. The lawsuit asserts that our original Vortex product infringes on a patent that describes a specific implementation for an electronic musical instrument designed by E-Mu. Creative and E-Mu seek, among other things, a preliminary and permanent injunction against alleged continuing acts of infringement by us and an accounting of damages plus interest. In response, we filed a motion for summary judgment. In August 1998, E-Mu and Creative filed a motion for a preliminary injunction with respect to our original Vortex and updated Vortex2 products. In October 1998, the court denied Creative's motion for preliminary injunction. At that time, our motion for summary judgment was also denied. Creative appealed the denial of the preliminary injunction, and on May 6, 1999, the Federal Court of Appeals affirmed the District Court's ruling denying the preliminary injunction. The case is currently scheduled for trial in November 1999. We believe that the actions that Creative and E-Mu filed are without merit, and we are vigorously defending against these actions.

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

ITEM 5.  OTHER INFORMATION

      Mr. L. William Krause resigned from the Board of Directors effective September 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit index at page 21.

     (b) Reports on Form 8-K: We filed no reports on Form 8-K during the third quarter ended October 3, 1999.

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AUREAL INC.



Date:    November 16, 1999                 By: /s/ Kenneth A. Kokinakis
                                           -------------------------------------
                                           Kenneth A. Kokinakis
                                           President and Chief Executive Officer


Date:    November 16, 1999                 By:/s/David J. Domeier
                                              ----------------------------------
                                           David J. Domeier
                                           Senior Vice President of Finance
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.                           Description of Document
-------                         -----------------------
2.1               Agreement and Plan of Reorganization among Aureal, Aureal
                  Acquisition Corporation, a wholly-owned subsidiary of Aureal and Crystal River Engineering, Inc., dated as of May 7, 1996
                  (1)
2.2               Second Amended Joint Plan of Reorganization dated November 10,
                  1994 (4)
3.1               Second Amended and Restated Certificate of Incorporation of
                  Aureal dated May 8, 1996 (2)
3.2               Restated Bylaws of Aureal Semiconductor Inc. (5)
4.3               Common Stock Purchase Agreement by and among Aureal and
                  certain entities and individuals dated August 6, 1997 (7)
4.4               Preferred Stock Regulation D Subscription Agreement (Series A
                  Preferred Stock) (8)
4.5               Certificate of Designation of Series A Preferred Stock of
                  Aureal Semiconductor Inc. (8)
4.6               Preferred Stock Registration Rights Agreement (Common stock underlying series A preferred stock)(8)
4.7               Aureal Semiconductor Inc. regulation D Subscription Agreement for Series C Preferred Stock (9)
4.8               Certificate of Designation of Series C Preferred Stock of
                  Aureal Semiconductor Inc. (9)
4.9               Registration Rights Agreement ( Common Stock underlying Series
                  C Preferred Stock) (9)
4.10              Loan and Security Agreement (TBCC Credit Facility) (9)
4.11              Amendments #1, #2, #7 and #8 to Loan and Security Agreement
                  (TBCC Credit Facility)
4.12              Form of Warrant (TBCC Warrants) (9)
4.13              8% Series B Convertible Preferred Stock Purchase Agreement (9)
4.14              Certificate of Designation of 8% Series B Convertible
                  Preferred Stock for Aureal Semiconductor, Inc. (9)
4.15              Amendment Number 4 to Registration Rights Agreement (9)
4.20              Form of Registration Rights Agreement among Oaktree, TCW and
                  Aureal Semiconductor, Inc. (10)
10.2              1995 Stock Option Plan (3)
10.3              Form of incentive option agreement and non-statutory stock option agreement used under 1995 Stock Option Plan (3)
10.4              1994 Stock Option Plan (4)
10.5              Form of incentive option agreement and non-statutory stock option agreement used under 1994 Stock Option Plan (4)
10.7              Form of indemnity agreement for directors and officers (5)
10.8              1996 Outside Directors Stock Option Plan (6)
10.10             Industrial space sublease with Lam Research Corporation, dated
                  June 7, 1999. (11)
27.1              Financial Data Schedule (Edgar Only)

--------------------

(1) Incorporated by reference to the exhibits filed with Form 8-K dated May 22, 1996
(2) Incorporated by reference to the exhibits filed with Form S-8 (Registration number 333-09531) filed August 2, 1996
(3) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1995
(4) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 31, 1994
(5) Incorporated by reference to the exhibits filed with Form 10-Q for the quarter ended September 29, 1996
(6) Incorporated by reference to the exhibits filed with Form 10-K for the year ended December 29, 1996.
(7) Incorporated by reference to the exhibits filed with Form S-3 (As Post-Effective Amendment No. 1, Registration number 333-3870) filed September 12, 1997.
(8) Incorporated by reference to the exhibits filed with Form 8-K dated March 16, 1998
(9) Incorporated by reference to the exhibits filed with Form 8-K dated June 15, 1998.
(10) Incorporated by reference to exhibits filed with Form S-3 (Registration number 333-75631) filed April 2, 1999.
(11) Incorporated by reference to exhibits filed with Form 10-Q for the quarter ended July 4, 1999.